Form 10-K
period 1997-12-31
MID AMERICA CAPITAL PARTNERS L P
filed 1998-05-15
CIK 1051531

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

                 Commission File Number:  333-42441

                 MID-AMERICA CAPITAL PARTNERS,  L.P.
         (Exact Name of Registrant as Specified in Charter)


        TENNESSEE                             62-1717980
(State of Incorporation)         (I.R.S. Employer Identification Number)


                    6584 POPLAR AVENUE, SUITE 340
                      MEMPHIS, TENNESSEE  38138
              (Address of principal executive offices)

                           (901) 682-6600
         Registrant's telephone number, including area code

     Securities registered pursuant to Section 12 (b) of the Act:


                      Title of Each Class
                      -------------------
              6.376% First Mortgage Bonds, Due 2003

    Securities registered pursuant to Section 12 (g) of the Act:
                                None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [   ] Yes  [ x ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ x ] No

                        Explanation of Filing

Mid-America Capital Parnters, L.P. (the "Partnership") completed its offering of Bonds representing beneficial ownership in Mid-America Capital Partners, L.P. 6.376% First Mortgage Bonds, Due 2003, pursuant to a registration statement filed on Form S-3 and S-11 which was declared
effective on February 17, 1998.   This filing on Form 10-K dated
May 15, 1998 is a special Annual Report and includes only the historical financial statements for the year ended December 31, 1997 as required by Section 15(d) of the Securities Exchange Act of 1934 and Rule 15d-
2 thereunder.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                              (a limited partnership)
                                         &
                             CAPITAL PROPERTIES GROUP
                (predecessor to Mid-America Capital Partners, L.P.)

                               Financial Statements

                            December 31, 1997 and 1996

                         Independent Auditors' Report


The Partners
Mid-America Capital Partners, L.P.:


We have audited the accompanying balance sheet of Mid-America Capital Partners, L.P. (the "Partnership") and the accompanying combined balance sheet of Capital Properties Group (the "Predecessor") as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1997 for the Partnership and the related combined statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1996 for the Predecessor. In connection with our audits of the financial statements we also have audited the financial statement Schedule III, Real Estate Investment and Accumulated Depreciaition. These financial statements and the financial statement schedule are the responsibility of the management of the Partnership and the Predecessor. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and Predecessor at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the financial statements, the Partnership and Predecessor changed its accounting method to capitalize replacement purchases for major appliances and carpet in 1996.


                                   /s/  KPMG Peat Marwick LLP

Memphis, Tennessee
March 27, 1998

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)

Balance Sheet of the Partnership and
Combined Balance Sheet of the Predecessor

December 31, 1997 and 1996
(Dollars in thousands)



                                                        (Predecessor)
Assets                                             1997      1996
------                                        --------- ---------
Real estate assets:
 Land                                         $  21,016    14,569
 Buildings and improvements                     201,499   140,662
 Furniture, fixtures and equipment                3,354     2,224
 Construction in progress                         1,739       830
                                              --------- ---------
                                                227,608   158,285
 Less accumulated depreciation                  (13,985)   (7,586)
                                              --------- ---------

       Real estate assets, net                  213,623   150,699

Cash                                              1,570       134
Restricted cash                                     932       278
Deferred financing costs, net                     1,743        35
Due from limited partner                          1,264         -
Other assets                                        231       111
                                              --------- ---------

       Total assets                            $219,363  $151,257
                                              ========= =========

 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
 Bridge notes payable (note 2)                $ 140,000         -
 Notes payable (note 3)                               -    16,461
 Accounts payable                                   390       587
 Accrued expenses and other liabilities           2,875     1,709
 Due to affiliate                                 1,596         -
 Security deposits                                  713       549
                                              --------- ---------

       Total liabilities                        145,574    19,306
                                              --------- ---------

 Commitments and contingencies (note 5)               -         -

Partners' capital:
 General Partner                                  2,363         -
 Limited Partner                                 71,426         -
 Predecessor                                          -   131,951
                                              --------- ---------

   Total partners' capital                       73,789   131,951
                                              --------- ---------

     Total liabilities and partners' capital   $219,363  $151,257
                                              ========= =========


See accompanying notes to financial statements.

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)

Statement of Operations of the Partnership and Combined Statements of Operations of the Predecessor

Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)




                                                   (Predecessor)
                                                -----------------
                                         1997      1996      1995
                                      -------   -------   -------
Revenues:
 Rental                               $30,691    20,056    14,321
 Other                                    258       195       176
                                      -------   -------   -------
       Total revenues                  30,949    20,251    14,497
                                      -------   -------   -------

Expenses:
 Personnel                              3,148     1,996     1,413
 Building repairs and maintenance       1,519       917       772
 Real estate taxes and insurance        2,985     1,942     1,408
 Utilities                              1,173       930       749
 Landscaping                              869       502       371
 Other operating                        1,291       920       593
 Depreciation and amortization -
   real estate assets                   6,360     3,981     2,600
 Depreciation and amortization -
   non-real estate assets                  29        19        14
 General and administrative             1,238       810       580
 Interest                               1,671     2,169     2,225
 Amortization of deferred
   financing costs                        152        58        48
                                      -------   -------   -------
    Total expenses                     20,435    14,244    10,773
                                      -------   -------   -------

    Income before extraordinary item   10,514     6,007     3,724

 Extraordinary item:
   Loss on debt extinguishment             16         -         -
                                      -------   -------   -------
       Net income                     $10,498     6,007     3,724
                                      =======   =======   =======


See accompanying notes to financial statements.

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)

Statement of Partners' Capital of the Partnership and Combined Statements of Partners' Capital of the Predecessor

Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)


                                                            CPG
                                                         Partners'     Total
                                        MACP,             Capital    Partners'
                                        Inc.   MAAL.P. (Predecessor)  Capital
                                       ------ --------  ----------   --------
Partners' Capital, December 31, 1994   $    -        -      48,938     48,938
 Capital contributions, net                 -        -       7,316      7,316
 Net income                                 -        -       3,724      3,724
                                       ------ --------  ----------   --------

Partners' Capital, December 31, 1995        -        -      59,978     59,978
 Capital contributions, net                 -        -      65,966     65,966
 Net income                                 -        -       6,007      6,007
                                       ------ --------  ----------   --------
Partners' Capital, December 31, 1996        -        -     131,951    131,951
 Capital contributions, net
   (prior to Partnership formation)         -        -      24,359     24,359
 Formation contribution                 2,271  166,630    (166,630)     2,271
 Merger with Hermitage at
   Beechtree,LLC                           90    8,890           -      8,980
 Capital distributions, net                 - (104,270)          -   (104,270)
 Net Income                                 2      176      10,320     10,498
                                       ------ --------  ----------   --------
Partners' Capital, December 31, 1997   $2,363   71,426           -     73,789
                                       ====== ========  ==========   ========



See accompanying notes to financial statements.

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)

Statement of Cash Flows of the Partnership and Combined Statements of Cash Flows of the Predecessor

Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands)



                                                              (Predecessor)
                                                              -------------
                                              1997        1996        1995
                                           ---------   ---------   ---------
Cash flows from operating activities:
  Net income                               $  10,498       6,007       3,724
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization             6,541       4,058       2,662

  Changes in assets and liabilities:
   Restricted cash                              (654)        (29)         21
   Due from limited partner                   (1,264)          -           -
   Other assets                                 (120)        (52)         68
   Accounts payable                             (197)        485         (79)
   Accrued expenses and other liabilities      1,166         712          14
   Due to affiliate                            1,596           -           -
   Security deposits                             164         240          22
                                           ---------   ---------   ---------
Net cash provided by operating activities     17,730      11,421       6,432
                                           ---------   ---------   ---------

Cash flows from investing activities:
   Purchases of real estate assets           (33,280)    (66,226)    (12,006)
   Improvements to properties                 (4,951)     (4,819)       (155)
   Construction of units in progress               -           -      (1,558)
                                           ---------   ---------   ---------
Net cash used in investing activities        (38,231)    (71,045)    (13,719)
                                           ---------   ---------   ---------

Cash flows from financing activities:
   Principal payments on notes payable       (38,573)     (6,370)       (281)
   Proceeds from bridge notes payable        140,000           -           -
   Deferred financing costs                   (1,850)          -           -
   Capital contributions, net (Predecessor)   24,359      65,966       7,316
   Formation contribution                      2,271           -           -
   Capital distributions, net               (104,270)          -           -
                                           ---------   ---------   ---------
     Net cash provided
        by financing activities               21,937      59,596       7,035
                                           ---------   ---------   ---------

     Net increase (decrease) in cash           1,436         (28)       (252)
Cash, beginning of period                        134         162         414
                                           ---------   ---------   ---------

Cash, end of period                        $   1,570         134         162
                                           =========   =========   =========
Supplemental disclosure of
   cash flow information -
        interest paid                      $     947       2,170       2,188
                                           =========   =========   =========

Supplemental disclosure of noncash
  investing activities -
    assumption of debt related to
      property acquisitions                $  22,112           -           -
                                           =========   =========   =========




See accompanying notes to financial statements.

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)

Notes to Financial Statements

December 31, 1997, 1996 and 1995



(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------
     Organization
     ------------
     Mid-America Capital Partners, L.P. (the Partnership) is a special purpose Delaware limited partnership. The Partnership was formed on November 24, 1997 for the sole purpose to own and operate 26 apartment communities (the Mortgaged Properties) and manage, renovate, improve, lease, sell, transfer, exchange, mortgage and otherwise deal with the Mortgaged Properties. The sole limited partner of the Partnership is Mid-America Apartments, L.P., a Tennessee limited partnership (MAALP), which is a majority owned subsidiary of Mid-America Apartment Communities, Inc.
     (MAAC). MAAC owns, directly or through its subsidiaries, all of the outstanding units of partnership interest. MAAC is a self-administered and self-managed umbrella partnership real estate investment trust (REIT). MAAC conducts a substantial portion of its operation through MAALP and subsidiaries of MAALP. The sole general partner of the Partnership is MAACP, Inc., a Tennessee corporation (MAACP), a wholly-owned subsidiary of MAAC. The term of the Partnership shall be to December 31, 2020, unless terminated earlier as provided in the Partnership Agreement or as otherwise provided by law.

     The Partnership was formed to succeed substantially all the interests in Capital Properties Group (predecessor to the Partnership, "Predecessor"). Distributions to the Partners relating to operations of the Mortgaged Properties will be based upon net cash flow as defined in the Partnership Agreement. Profits and losses are allocated to the Partners in proportion with their ownership. Distributions from ongoing operations of the Partnership are distributed 100% to MAALP and charged to its capital account.

     Subsequent to the Partnership formation, MAALP contributed its interest in 20 of the Mortgaged Properties, and the right to acquire the Reorganization Properties (as defined below) to the Partnership in exchange for 99% limited partnership interest in the Partnership. MAACP contributed cash in exchange for a 1% general partnership interest in the Partnership.

     The Mortgaged Properties consist of (i) 20 properties contributed by MAALP comprising the Predecessor; (ii) 5 properties acquired on November 25, 1997 by the Partnership in connection with the consummation of the merger of Flournoy Development Company (FDC) with and into MAAC and the other transactions (collectively, the Reorganization Properties) as described in the Agreement and Plan of Reorganization dated as of September 15, 1997 (the Plan of Reorganization) between FDC, MAAC and MAALP consisting of 4 properties acquired from Brown-Flournoy Equity Income Fund
     Limited Partnership (the Brown-Flournoy Properties) and
     Willow Creek; and (iii) one property (Hermitage at Beechtree) which was acquired November 25, 1997 through the merger of Hermitage at Beechtree, L.L.C. with and into the Partnership. The Partnership recorded the five properties acquired in connection with the Plan of Reorganization using the purchase method of accounting.

     Basis of Presentation
     ---------------------
     The accompanying 1997 financial statements include the accounts of the Partnership from November 24, 1997 (the Partnership Formation Date) through December 31, 1997 and the accounts of the Predecessor for the period from January 1, 1997 through the Partnership Formation Date. Financial statements for 1996 and 1995 included the combined accounts of the Predecessor. As part of the Partnership formation, the contribution of all Mortgaged Property interests was reflected at historical cost in a manner similar to that used in pooling of interests accounting.

     The accompanying combined financial statements of the Predecessor have been presented on a combined basis because of their common ownership and because the Mortgaged Properties were contributed to the Partnership. The accounts of each of the Mortgaged Properties comprising the Predecessor are combined in the financial statements. All significant inter-entity accounts and transactions have been eliminated in combination. The combined financial statements include the assets and liabilities, as well as the operations of the Predecessor, from the date that each Property was acquired by MAALP or MAAC.

     The accompanying combined financial statements include the revenues and direct operating expenses of the Properties. Certain general and administrative expenses and other costs which are incurred by MAALP on behalf of the Predecessor are not included in the financial statements. Instead, the accompanying combined Predecessor financial statements reflect a management fee (calculated as 4% of revenues) to MAALP for providing these services. In addition, MAALP incurred debt to fund the acquisition and improvement of certain of the Properties. The debt and related interest expenses are not included in the accompanying financial statements.

     Revenue Recognition
     -------------------
     The Partnership leases residential apartments under operating leases with terms generally one year or less.
     Rental and other revenues are recorded when earned.

     Rental Operations
     -----------------
     The Partnership owns and operates apartment units which are leased to tenants on terms of one year or less, with monthly payments due in advance. In management's opinion, due to the number of tenants, the type and diversity of submarkets in which the Mortgaged Properties operate, and the collection terms, there is no concentration of credit risk.

     Restricted Cash
     ---------------
     Restricted cash consists of escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves. The escrow deposits are designated for certain operating expense payments.

     Real Estate Assets and Depreciation
     -----------------------------------
     Real estate assets are carried at the lower of depreciated cost or net realizable value. Interest, property taxes and other development costs incurred during construction is capitalized until completion. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

     In conjunction with acquisitions of properties, the Partnership's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standards, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

     Following a review of its capital expenditure and depreciation policy, effective January 1, 1996, the Partnership and Predecessor implemented a new policy of which the primary changes are as follows:

     (a) Increase minimum dollar amounts to capitalize from $500 to $1,000;

     (b) For stabilized properties (generally, properties owned and operated for at least one year), capitalize replacement purchases for major appliances and carpeting of an entire apartment unit which was previously expensed; and

     (c) Reduce depreciation life for certain assets from 20 years to 10 to 15 years.

     The Partnership and Predecessor believe that the newly adopted accounting policy is preferable because it is consistent with policies currently being used by the majority of the largest apartment REITs and provides a better matching of expenses with the estimated benefit period. The Predecessor's 1995 financial statements were not restated for the effect of the change in accounting policy. The policy has been implemented prospectively effective January 1, 1996. The effect of the change in depreciable lives was not material to the combined net income of the Predecessor.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment. Depreciation of non-real estate assets was $29,000, $19,000 and $14,000 at December 31, 1997, 1996 and 1995, respectively.

     The Partnership periodically evaluates its real estate assets for impairment based upon undiscounted cash flows and measures impairment based on fair value. This determination is dependent primarily on the Partnership's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. At December 31, 1996 the Partnership does not hold any assets which meet the impairment criteria.

     The Predecessor adopted FAS 121, "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. The new standard did not have a material impact on the combined financial statements of the Predecessor.

     Deferred Financing Costs
     ------------------------
     Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method.

     Due from Limited Partner
     ------------------------
     The Partnership periodically makes payments to the Limited Partner based upon the excess cash flows of the Mortgaged Properties (other than the five properties discussed below) from rental operations or receives cash from the limited partner to fund capital improvements on the Mortgaged Properties. These payments and receipts are recorded on the balance sheet of the Partnership as a receivable or payable to the Limited Partner.

     Due to Affiliate
     ----------------
     The Partnership has five properties, Hidden Lake II, High Ridge, Park Place, Southland Station I and Willow Creek that make payments or receive cash from MAAC in a manner similar to that of the Partnership and Limited Partner described above. These payments and receipts are recorded on the balance sheet of the Partnership as a receivable or payable to an affiliate, MAAC.

     Capital Contributions, Net
     --------------------------
     MAALP provided cash management and vendor remittance services for the Predecessor. Net cash flows resulting from these services are treated as capital contributions or distributions. In addition, MAALP provided funding for the Predecessor's property acquisition and improvement projects and for debt service related to the notes payable included in the Predecessor combined financial statements. The amount of these funded activities are contributed by MAALP to the Predecessor as capital contributions. Capital contributions, net for the years ended December 31, 1997, 1996 and 1995, consisted of funds utilized (provided) by (dollars in thousands):

                                               1997      1996      1995

     Acquisitions and improvements
          of properties                     $19,064    71,045    13,719
     Principal payments on notes payable     16,461     6,370       281
     Intercompany remittances, net          (11,166)  (11,449)   (6,684)
                                            -------   -------   -------
                                            $24,359    65,966     7,316
                                            =======   =======   =======

     Income Taxes
     ------------
     No provision for federal income taxes has been made in the accompanying combined financial statements. Each partner is responsible for reporting his share of taxable income or loss from the real estate investments.

     Year 2000
     ---------
     The Partnership is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Partnership is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. During 1997, the Partnership developed a plan to deal with the Year 2000 issue. Management has conducted a comprehensive review of the Partnership's computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve potential issues. The Partnership has reviewed our core mainframe systems and application subsystems and have obtained the Year 2000 compliant releases and are developing the installation and testing plan for each of these applications. The Partnership has corresponded with our third party service providers and other providers of software and hardware for certification of their compliance with Year 2000 issues. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management has assessed the Year 2000 compliance expense and believe that the related potential effect on the Partnership's business, financial condition and results of operations should be immaterial. The Partnership is expensing all costs associated with the Year 2000 as the costs are incurred.

     Use of Estimates
     ----------------
     Management of the Partnership and Predecessor has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Recent Accounting Pronouncements
     --------------------------------
     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued effective for years beginning after December 15,1997.
     This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Based on current accounting standards, this new accounting statement is not expected to have a material impact on the Partnership's financial statements. The
     Partnership will adopt this accounting standard in 1998.

     Also in June 1997, SFAS No. 131, Disclosure about Segments if an Enterprise and Related Information, was issued, effective for years beginning after December 15, 1997. This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for the newly identified segments are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership will adopt this accounting standard in 1998.

(2)  Bridge Notes Payable
     --------------------
     On November 24, 1997 the Mortgaged Properties were acquired by the Partnership and were pledged to secure a $140 million loan (the MSMC Loan) received from Morgan Stanley Mortgage Capital Inc. A portion of the proceeds from the MSMC Loan were utilized in connection with the acquisition of certain of the Reorganization Properties, the funding of MSMC deferred financing costs, the establishment of replacement reserves and the remainder being distributed to MAALP.

     The MSMC Loan has a variable interest rate of LIBOR plus 1.00%, which is 6.72% at December 31, 1997. The MSMC Loan has a maturity date of 90 days from the purchase of the MSMC Loan, but in no event shall be later than February 16, 1998. The Partnership shall have a one-time right to extend the MSMC Loan maturity date for up to an additional 90 days to a date no later than May 15, 1998. Subsequent to December 31, 1997, the MSMC Loan was repaid. See note 8.

     A portion of the MSMC Loan proceeds was used to repay certain debt attributable to Willow Creek, resulting in an extraordinary loss of $16,000.



(3)  Notes Payable
     -------------
     Notes payable of the Predecessor were secured by real estate assets and consisted of the following at December 31, 1996
     (dollars in thousands):

       Note payable to an insurance company, interest
         and principal paid monthly at 8.75%, monthly
         interest and principal payments of $26 with
         the balance due June 15, 1997, collateralized
         by Lakepoint Apartments.                         $  2,562

       Note payable to an insurance company, interest
         and principal paid monthly at 10%, monthly
         interest and principal payments of $86 with
         the balance due November 1, 1997,
         collateralized by Pear Orchard Apartments.          8,643

       Note payable to an insurance company, interest
         and principal paid monthly at 8.75%, monthly
         interest and principal payments of $46 with
         the balance due June 15, 1997, collateralized
         by The Village Apartments.                          5,256
                                                          --------
                                                           $16,461
                                                          ========

     During the year ended December 31, 1997 all notes payable were repaid.

     Certain of the mortgage notes payable required, among other things, escrow balances for the payments of insurance, taxes, improvements and repairs.

(4)  Fair Value Disclosure of Financial Instruments
     ----------------------------------------------
     Cash, rental receivable, accounts payable and accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value.

     The carrying value of the variable rate MSMC Loan at December 31, 1997 is $140 million and reasonably approximates its fair value. The fixed rate notes payable at December 31, 1996 total $16.5 million and has an estimated fair value of $16.7 million (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1996. These notes were subject to prepayment penalties which would be required to retire these notes prior to maturity.

     The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(5)  Commitments and Contingencies
     -----------------------------
     The Partnership, through its ownership in the Mortgaged Properties, will be party to various legal actions resulting from the operation of the Mortgaged Properties. Management believes that these actions will not have a materially adverse effect on the Partnership.

(6)  Employee Benefit Plans
     ----------------------
     MAALP employees at the Mortgaged Properties participate in employee benefit plans sponsored by MAAC. Provided below is a summary of MAAC benefit plans available to the employees.

     401(k) Savings Plan
     -------------------
     The Mid-America Apartment Communities, Inc. 401(k) Savings Plan is a defined contribution plan that satisfies the requirements of Section 401(a) and 401(k) of the Code. MAAC may, but is not obligated to, make a matching contribution of $.50 for each $1.00 contributed, up to 6% of the participant's compensation. During 1997 and 1996, MAALP made contributions to this plan of approximately $22,900 and $13,000 respectively, on behalf of employees at the Mortgaged Properties. These contributions are not included in the accompanying financial statements.

     Employee Stock Purchase Plan
     ----------------------------
     The Mid-America Apartment Communities, Inc. Employee Stock Purchase Plan (the ESPP) provides means for employees at the Mortgaged Properties to purchase common stock of MAAC. The Board of Directors of MAAC has authorized the issuance of 150,000 shares for the plan. The ESPP is administered by the Compensation Committee of the Board of Directors of MAAC who may annually grant options to employees to purchase annually up to an aggregate of 15,000 shares of common stock at a price equal to 85% of the market price of the common stock. During 1997 and 1996, the ESPP purchased 105 and 138 shares, respectively.


     Employee Stock Ownership Plan
     -----------------------------
     The Mid-America Apartment Communities, Inc. Employee Stock Ownership Plan (the ESOP) is a non-contributory stock bonus plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Each employee at the Mortgaged Properties is eligible to participate in the ESOP after attaining the age of 21 years and completing one year of service with MAAC. Participants' ESOP accounts will be 100% vested after five years of continuous service, with no vesting prior to that time. During 1997 and 1996, MAAC contributed approximately $53,000 and $28,000, respectively, to the ESOP which purchased an additional 1,883 and 1,138 shares, respectively. These contributions are not included in the accompanying financial statements.

     Stock Option Plan
     -----------------
     MAAC has the 1994 Restricted Stock and Stock Option Plan (the Plan) which provides incentives to attract and retain independent directors, executive officers and key employees. The Compensation Committee of the Board of Directors of MAAC is responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and terms and conditions of Restricted Stock. During 1997 and 1996 options were granted to employees at the Mortgaged properties to acquire 10,500 and 500 shares of MAAC common stock at an exercise price of $29.50 and $26.50 per share, respectively. No options were granted to employees at the Mortgaged properties during 1995.

(7)  Related Party Transactions
     --------------------------
     The accompanying financial statements include the revenues and certain direct operating expenses of the Mortgaged Properties. MAALP provides the Properties management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Properties.

(8)  Financial Instruments with Off-Balance Sheet Risk
     -------------------------------------------------
     The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Partnership occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.


     In anticipation of the March 6, 1998 Bond issuance discussed in Note 9, "Subsequent Events (Unaudited)", the Partnership entered into four separate interest rate contracts in 1997 with notional amounts aggregating $140 million. As of December 31, 1997, the fair value of these interest rate contracts, based on broker estimates, was an unrealized loss of approximately $1.1 million ($1.4 million realized loss as of March 6, 1998). Unrealized changes in the market value off interest rate contracts are deferred until the hedged transaction is consummated and realized gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt issuance.

(9)  Subsequent Events (Unaudited)
     -----------------------------
     On March 6, 1998 the Partnership issued $142 million aggregate principal amount of 6.376% Bonds Due 2003 (the Bonds). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the Mortgaged Properties. The net proceeds from the sale of the Bonds were applied to the MSMC Loan, utilized to fund costs of the offering and the remainder were distributed to MAALP.

     The Partnership has entered into four separate interest rate contracts the effect of which was to lock the interest rate on $140 million of the Bonds at an average interest rate of 6.62%.

MID-AMERICA CAPITAL PARTNERS, L.P.
Schedule III
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 1997
(Dollars in thousands)

TABLE IS FIVE PAGES IN LENGTH.
PAGE 1 OF 5



                                                               Initial Cost
                                                             ----------------
                                                                     Building
                                                                       and
Property Name            Metropolitan Area     Encumbrances   Land   Fixtures
----------------------   --------------------  ------------  ------  --------
Belmere                  Tampa, FL               $  - (2)       851     7,667
Crosswinds               Jackson, MS                - (2)     1,535    13,826
Fairways at Royal Oaks   Cincinnati, OH             - (2)       814     7,335
Hermitage at Beechtree   Cary, NC                   - (2)       900     8,099
Hidden Lake II           Union City, GA             - (2)       621     5,587
High Ridge               Athens, GA                 - (2)       884     7,958
Howell Commons           Greenville, SC             - (2)     1,304    11,740
Kirby Station            Memphis, TN                - (2)     1,148    10,337
Lakepointe               Lexington, KY              - (2)       411     3,699
Lakeside                 Jacksonville, FL           - (2)     1,431    12,883
Marsh Oaks               Atlantic Beach, FL         - (2)       244     2,829
Napa Valley              Little Rock, AR            - (2)       960     8,642
Park Haywood             Greenville, SC             - (2)       325     2,925
Park Place               Spartanburg, SC            - (2)       723     6,504
Pear Orchard             Jackson, MS                - (2)     1,352    12,168
Savannah Creek           Memphis, TN (4)            - (2)       778     7,013
Shenandoah Ridge         Augusta, GA                - (2)       650     5,850
Somerset                 Jackson, MS                - (2)       477     4,294
Southland Station I      Warner Robins, GA          - (2)       777     6,992
Steeplechase             Chattanooga, TN            - (2)       217     1,957
Sutton Place             Memphis, TN (4)            - (2)       894     8,053
The Village              Lexington, KY              - (2)       900     8,097
Tiffany Oaks             Altamonte Springs,FL       - (2)     1,024     9,219
Westside Creek I         Little Rock, AR            - (2)       616     5,559
Williamsburg Village     Jackson, TN                - (2)       523     4,711
Willow Creek             Columbus, GA               - (2)       614     5,523
                                               -------       ------  --------
Total                                          $     0       20,973   189,467
                                               =======       ======  ========

                                                Cost Capitalized
                                                  Subsequent to
                                                   Acquisition
                                               -------------------
                                                         Building
                                                           and
Property Name            Metropolitan Area      Land     Fixtures
----------------------   --------------------  ------   ----------
Belmere                  Tampa, FL                             808
Crosswinds               Jackson, MS                           830
Fairways at Royal Oaks   Cincinnati, OH                        617
Hermitage at Beechtree   Cary, NC                                7
Hidden Lake II           Union City, GA                          3
High Ridge               Athens, GA                              2
Howell Commons           Greenville, SC                        316
Kirby Station            Memphis, TN                         1,753
Lakepointe               Lexington, KY                         571
Lakeside                 Jacksonville, FL                    2,034
Marsh Oaks               Atlantic Beach, FL                    459
Napa Valley              Little Rock, AR                       448
Park Haywood             Greenville, SC            35        2,250
Park Place               Spartanburg, SC                         2
Pear Orchard             Jackson, MS                           982
Savannah Creek           Memphis, TN (4)                       365
Shenandoah Ridge         Augusta, GA                         1,678
Somerset                 Jackson, MS                           523
Southland Station I      Warner Robins, GA                      14
Steeplechase             Chattanooga, TN                     1,087
Sutton Place             Memphis, TN (4)                       537
The Village              Lexington, KY                         757
Tiffany Oaks             Altamonte Springs,FL                  500
Westside Creek I         Little Rock, AR                       180
Williamsburg Village     Jackson, TN                           407
Willow Creek             Columbus, GA                            3

                                               ------   ----------
Total                                              35       17,133
                                               ======   ==========

                                                  Gross Amount
                                                   Carried at
                                              December 31, 1997 (3)
                                              --------------------
                                                         Building
                                                           and
Property Name            Metropolitan Area       Land    Fixtures    Total
----------------------   --------------------  --------  --------  --------
Belmere                  Tampa, FL                  851     8,475     9,326
Crosswinds               Jackson, MS              1,535    14,656    16,191
Fairways at Royal Oaks   Cincinnati, OH             814     7,952     8,766
Hermitage at Beechtree   Cary, NC                   900     8,106     9,006
Hidden Lake II           Union City, GA             621     5,590     6,211
High Ridge               Athens, GA                 884     7,960     8,844
Howell Commons           Greenville, SC           1,304    12,056    13,360
Kirby Station            Memphis, TN              1,148    12,090    13,238
Lakepointe               Lexington, KY              411     4,270     4,681
Lakeside                 Jacksonville, FL         1,431    14,917    16,348
Marsh Oaks               Atlantic Beach, FL         244     3,288     3,532
Napa Valley              Little Rock, AR            960     9,090    10,050
Park Haywood             Greenville, SC             360     5,175     5,535
Park Place               Spartanburg, SC            723     6,506     7,229
Pear Orchard             Jackson, MS              1,352    13,150    14,502
Savannah Creek           Memphis, TN (4)            778     7,378     8,156
Shenandoah Ridge         Augusta, GA                650     7,528     8,178
Somerset                 Jackson, MS                477     4,817     5,294
Southland Station I      Warner Robins, GA          777     7,006     7,783
Steeplechase             Chattanooga, TN            217     3,044     3,261
Sutton Place             Memphis, TN (4)            894     8,590     9,484
The Village              Lexington, KY              900     8,854     9,754
Tiffany Oaks             Altamonte Springs,FL     1,024     9,719    10,743
Westside Creek I         Little Rock, AR            616     5,739     6,355
Williamsburg Village     Jackson, TN                523     5,118     5,641
Willow Creek             Columbus, GA               614     5,526     6,140

                                                 ------  --------  --------
Total                                            21,008   206,600   227,608
                                                 ======  ========  ========

                                                Accumulated
Property Name            Metropolitan Area     Depreciation      Net
----------------------   --------------------  ------------   ---------
Belmere                  Tampa, FL                    (960)      8,366
Crosswinds               Jackson, MS                  (738)     15,453
Fairways at Royal Oaks   Cincinnati, OH               (876)      7,890
Hermitage at Beechtree   Cary, NC                      (47)      8,959
Hidden Lake II           Union City, GA                (21)      6,190
High Ridge               Athens, GA                    (29)      8,815
Howell Commons           Greenville, SC               (380)     12,980
Kirby Station            Memphis, TN                (1,367)     11,871
Lakepointe               Lexington, KY                (501)      4,180
Lakeside                 Jacksonville, FL           (1,026)     15,322
Marsh Oaks               Atlantic Beach, FL           (315)      3,217
Napa Valley              Little Rock, AR              (374)      9,676
Park Haywood             Greenville, SC               (583)      4,952
Park Place               Spartanburg, SC               (22)      7,207
Pear Orchard             Jackson, MS                (1,717)     12,785
Savannah Creek           Memphis, TN (4)              (372)      7,784
Shenandoah Ridge         Augusta, GA                  (930)      7,248
Somerset                 Jackson, MS                  (540)      4,754
Southland Station I      Warner Robins, GA             (22)      7,761
Steeplechase             Chattanooga, TN              (576)      2,685
Sutton Place             Memphis, TN (4)              (436)      9,048
The Village              Lexington, KY              (1,067)      8,687
Tiffany Oaks             Altamonte Springs,FL         (332)     10,411
Westside Creek I         Little Rock, AR              (150)      6,205
Williamsburg Village     Jackson, TN                  (578)      5,063
Willow Creek             Columbus, GA                  (26)      6,114

                                                   --------   ---------
Total                                              (13,985)    213,623
                                                   ========   =========

                                                           Life Used
                                                           To Compute
                                                            Deprec.   Federal
                                                           in Latest  Income
                                                            Income      Tax
Property Name           Metropolitan Area     Construction Statement  Basis(3)
----------------------  --------------------  ------------ ---------  -------
Belmere                 Tampa, FL                   1984      5 - 40    9,318
Crosswinds              Jackson, MS            1988/1990      5 - 40   15,934
Fairways at Royal Oaks  Cincinnati, OH              1988      5 - 40    8,773
Hermitage at Beechtree  Cary, NC                    1988      5 - 40    8,999
Hidden Lake II          Union City, GA              1987      5 - 40    6,804
High Ridge              Athens, GA                  1987      5 - 40    9,201
Howell Commons          Greenville, SC         1986/1988      5 - 40   13,075
Kirby Station           Memphis, TN                 1978      5 - 40   13,211
Lakepointe              Lexington, KY               1986      5 - 40    4,541
Lakeside                Jacksonville, FL            1985      5 - 40   16,319
Marsh Oaks              Atlantic Beach, FL          1986      5 - 40    3,118
Napa Valley             Little Rock, AR             1984      5 - 40   10,019
Park Haywood            Greenville, SC         1983/1995      5 - 40    5,595
Park Place              Spartanburg, SC             1987      5 - 40    7,003
Pear Orchard            Jackson, MS                 1985      5 - 40   14,554
Savannah Creek          Memphis, TN (4)             1989      5 - 40    9,438
Shenandoah Ridge        Augusta, GA                 1982      5 - 40    8,095
Somerset                Jackson, MS                 1981      5 - 40    5,277
Southland Station I     Warner Robins, GA           1987      5 - 40    6,754
Steeplechase            Chattanooga, TN             1986      5 - 40    2,305
Sutton Place            Memphis, TN (4)             1991      5 - 40    9,404
The Village             Lexington, KY               1989      5 - 40    9,759
Tiffany Oaks            Altamonte Springs,FL        1985      5 - 40    9,790
Westside Creek I        Little Rock, AR             1984      5 - 40    6,203
Williamsburg Village    Jackson, TN                 1987      5 - 40    5,642
Willow Creek            Columbus, GA           1971/1977      5 - 40    7,904

                                                                      -------
Total                                                                 227,035
                                                                      =======
[FN]
____________
(1) Depreciation is on a straight line basis over the estimated useful asset life which ranges from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.
(2) These 26 communities are encumbered by a $140 million MSMC loan with an average interest rate of 6.62%.
(3) The total gross amount of real estate assets for purposes of Federal income tax basis exceeds GAAP; principally due to purchase accounting adjustments recorded under generally accepted accounting principles.
(4) These properties are located in Desoto County, MS, a suburb of Memphis, TN. The Company considers the properties a part of the Memphis, TN market.

Schedule III
------------
MID-AMERICA CAPITAL PARTNERS, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

Years ended December 31, 1997, 1996 and 1995



A summary of activity for real estate investments and accumulated depreciation is as follows:

                                         1997      1996      1995
                                       --------  --------  --------
Real estate investments:
  Balance at beginning of year        $ 158,285    87,240    73,521
  Acquisitions                           64,372    66,226    12,006
  Improvements                            4,951     4,819     1,713
                                       --------  --------  --------
       Balance at end of year         $ 227,608   158,285    87,240
                                       --------  --------  --------

Accumulated depreciation:
  Balance at beginning of year        $   7,586     3,587       973
  Depreciation                            6,399     3,999     2,614
                                       --------  --------  --------
       Balance at end of year         $  13,985     7,586     3,587
                                       ========  ========  ========



                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MID-AMERICA CAPITAL PARTNERS,L.P.


Date: May 15, 1998           /s/ Simon R.C. Wadsworth
     -----------------       ---------------------------------------
                                 Simon R.C. Wadsworth
                                 President and Director
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Date: May 15, 1998          /s/ Simon R.C. Wadsworth
      ----------------      ----------------------------------------
                                   Simon R. C. Wadsworth
                                   President and Director
                                   (Principal Executive Officer)


Date: May 15, 1998          /s/ Mark S. Martini
      ----------------      ----------------------------------------
                                   Mark S. Martini
                                   Director
                                   (Principal Financial and
                                    Accounting Officer)