Form 10-Q
period 1998-03-31
MID AMERICA CAPITAL PARTNERS L P
filed 1998-05-15
CIK 1051531

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

         For the transition period from              to

                Commission File Number: 333-42441
                ---------------------------------

               MID-AMERICA CAPITAL PARTNERS, L.P.
               ----------------------------------
       (Exact Name of Registrant as Specified in Charter)

         TENNESSEE                         62-1717980
         ---------                         ----------
(State of Incorporation)    (I.R.S. Employer Identification Number)

                  6584 POPLAR AVENUE, SUITE 340
                    MEMPHIS, TENNESSEE 38138
                    ------------------------
            (Address of principal executive offices)

                         (901) 682-6600
                         --------------
       Registrant's telephone number, including area code

                               N/A
                  ------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    [X*] Yes  [  ]No

* Registration statement on Form S-3 became effective February 17, 1998.


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                   Number of Shares Outstanding
           -----                 ----------------------------
       Not applicable                   Not applicable

                             TABLE OF CONTENTS


                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets of Mid-America Capital Partners, L.P.
         (the "Partnership") as of March 31, 1998 and December 31, 1997

         Statement of Operations of the Partnership for the three months ended March 31, 1998 and Combined Statement of Operations of Capital Properties Group ("Predecessor" to Mid-America
         Capital Partners, L.P.) for the three months ended March 31, 1997

         Statement of Cash Flows of the Partnership for the three months ended March 31, 1998 and Combined Statement of Cash Flows of the Predecessor for the three months ended March 31, 1997

         Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  Financial Information
ITEM 1.

Mid-America  Capital Partners, L.P.
(a limited partnership)

Balance  Sheets
March 31, 1998 (Unaudited) and December 31, 1997

(Dollars in thousands)


                                                        1998       1997
                                                      --------   --------
Assets
======

Real estate assets:
    Land                                                $ 21,016   $ 21,016
    Buildings and improvements                           202,514    201,499
    Furniture, fixtures and equipment                      4,234      3,354
    Construction in progress                                 405      1,739
---------------------------------------------------------------------------
                                                         228,169    227,608
    Less accumulated depreciation                        (16,049)   (13,985)
---------------------------------------------------------------------------
       Real estate assets, net                           212,120    213,623

    Cash                                                   3,025      1,570
    Restricted cash                                          866        932
    Deferred financing costs                               4,787      1,743
    Due from limited partner                                 929      1,264
    Other assets                                             356        231
---------------------------------------------------------------------------
       Total assets                                     $222,083   $219,363
===========================================================================


Liabilities and Partners' Capital
=================================

Liabilities:
    Bonds payable                                       $142,000   $      0
    Bridge notes payable                                       -    140,000
    Accounts payable                                       1,134        390
    Accrued expenses and other liabilities                 2,389      2,875
    Due to affiliate                                         929      1,596
    Security deposits                                        715        713
---------------------------------------------------------------------------
       Total liabilities                                  147,167   145,574

Partners' Capital:
    General Partner                                        2,374      2,363
    Limited Partner                                       72,542     71,426
---------------------------------------------------------------------------
       Total partners' capital                            74,916     73,789
---------------------------------------------------------------------------
       Total liabilities and partners' capital          $222,083   $219,363
===========================================================================



See accompanying notes to consolidated financial statements.

Mid-America  Capital Partners, L.P.
(a limited partnership)
Statement  of  Operations of the Partnership and
Combined Statement of Operations of the Predecessor
Three months ended March 31, 1998 and  1997

(Dollars  in  thousands)
(Unaudited)


                                               Three months ended March 31,
                                             -------------------------------
                                                               Predecessor
                                                               -----------
                                                   1998            1997
                                               -----------     -----------
Revenues:
    Rental                                      $   9,601       $   7,060
    Other                                             105              61
--------------------------------------------------------------------------
    Total revenues                                  9,706           7,121
--------------------------------------------------------------------------

Expenses:
    Personnel                                       1,049             715
    Building repairs and maintenance                  402             268
    Real estate taxes and insurance                   949             685
    Utilities                                         390             266
    Landscaping                                       241             189
    Other operating                                   398             323
    Depreciation and amortization
        real estate assets                          2,056           1,463
    Depreciation and amortization
        non-real estate assets                          8               6
    General and administrative                        370             285
    Interest                                        2,345             371
    Amortization of deferred financing costs          285               9
--------------------------------------------------------------------------
        Total expenses                              8,493           4,580

--------------------------------------------------------------------------
Income before extraordinary item                    1,213           2,541
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Extraordinary item:
    Loss on debt extinguishment                       (86)              -
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Net income                                      $   1,127       $   2,541
==========================================================================



See accompanying notes to consolidated financial statements.

Mid-America  Capital Partners, L.P.
(a limited partnership)
Statement of Cash Flows of the Partnership and Combined Statement of Cash Flows of the Predecessor
Three months ended March 31, 1998 and 1997
(Dollars in thousands)
(Unaudited)


                                                               Predecessor
                                                               -----------
                                                       1998        1997
                                                     --------    --------
Cash flows from operating activities:
  Net income                                         $  1,127    $  2,541

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     2,349       1,478
      Changes in assets and liabilities:
        Restricted cash                                    66         224
        Due from limited partner                          335           -
        Other assets                                     (125)        (52)
        Accounts payable                                  744        (414)
        Accrued expenses and other liabilities           (486)       (344)
        Due to affiliate                                 (667)          -
        Security deposits                                   2           -
--------------------------------------------------------------------------
      Net cash provided by operating activities         3,345       3,433

Cash flows from investing activities:
      Purchases of real estate assets                       -     (19,064)
      Improvements to properti                           (561)     (1,399)
--------------------------------------------------------------------------
      Net cash used in investing activities              (561)    (20,463)

Cash flows from financing activities:
      Proceeds from notes payable                     142,000           -
      Principal payments on bridge notes payable     (140,000)          -
      Principal payments on notes payable                   -         (67)
      Deferred financing costs                         (3,329)          -
      Capital contributions, net (Predecessor)              -      17,060
--------------------------------------------------------------------------
      Net cash provided by (used in)
         financing activities                          (1,329)     16,993
--------------------------------------------------------------------------
      Net increase (decrease) in cash
         and cash equivalents                           1,455         (37)
--------------------------------------------------------------------------
Cash and cash equivalents, beginning of period          1,570         134
--------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  3,025    $     97
==========================================================================


Supplemental disclosure of cash flow information:
   Interest paid                                     $  2,530    $    947
--------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1.

The  accompanying  unaudited  financial  statements  have   been
prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The Partnership is a special purpose Delaware limited partnership. The Partnership was formed on November 24, 1997 for the sole purpose to own and operate 26 apartment communities (the Mortgaged Properties) and manage, renovate, improve, lease, sell, transfer, exchange, mortgage and otherwise deal with the
Mortgaged Properties. The sole limited partner of the Partnership is Mid-America Apartments, L.P., a Tennessee limited partnership (MAALP), which is a majority owned subsidiary of Mid-America Apartment Communities, Inc. (MAAC). MAAC owns, directly or through its subsidiaries, all of the outstanding units of partnership interest. MAAC is a self-administered and self-managed umbrella partnership real estate investment trust (REIT). MAAC conducts a substantial portion of its operation through MAALP and subsidiaries of MAALP. The sole general partner of the Partnership is MAACP, Inc., a Tennessee corporation (MAACP), a wholly-owned subsidiary of MAAC. The term of the Partnership shall be to December 31, 2020, unless terminated earlier as provided in the Partnership Agreement or as otherwise provided by law.

On March 6, 1998 the Partnership issued $142 million aggregate principal amount of 6.376% Bonds Due 2003 (the Bonds). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the Mortgaged Properties. The net proceeds from the sale of the Bonds were applied to the bridge notes payable and utilized to fund costs of the offering.

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Partnership occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

In anticipation of the March 6, 1998 Bonds issuance discussed above, the Partnership entered into four separate interest rate contracts in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average interest rate of 6.62%. On March 6, 1998 the Partnership realized a $1.4 million realized loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts are amortized into interest expense over the life of the related debt issuance.

                 PART I.  Financial Information
                             ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three months ended March 31, 1998 and the combined financial condition and results of operations of the Partnership for the three months ended March 31, 1997. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED MARCH 31, 1997 TO THE PREDECESSOR'S THREE MONTHS MARCH 31, 1997

The total number of apartment units owned at March 31, 1998 was 5,947 in 26 apartment communities, compared to 4,804 in 20 communities at March 31, 1997. Average monthly rental per apartment unit increased to $565 at March 31, 1998 from $533 at March 31, 1997. Overall occupancy was 95.0% at March 31, 1998 and 94.8% at March 31, 1997.

Total revenues for the three months ended March 31, 1998 increased by approximately $2,585,000 due primarily to (i) approximately $2,388,000 from the communities acquired in 1997, (ii) approximately $109,000 from the communities acquired in 1996, and (iii) approximately $88,000 from the communities owned throughout both periods.

Property operating expenses for the three months ended March 31, 1998 increased by approximately $983,000 due primarily to (i) approximately $842,000 from the communities acquired in 1997, (ii) approximately $28,000 from the communities acquired in 1996, and (iii) approximately $113,000 from the communities owned throughout both periods. Utility costs increased to 4.0% of revenue from 3.7% of revenue for the three months ended March 31, 1998 compared to the same period a year earlier, due primarily to higher utility costs per property for the 6 additional properties acquired during the year ended March 31, 1998.

Depreciation and amortization expense increased approximately $871,000 for the three months ended March 31, 1998 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $482,000 from the communities acquired in 1997, (ii) approximately $61,000 from the communities acquired in 1996, (iii) approximately $52,000 from the communities owned throughout both periods, and (iv) approximately $276,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 offering of $142,000,000 bonds payable (the "First Mortgage Bonds").

Interest expense increased approximately $1,974 during the three months ended March 31, 1998 compared to the same period a year earlier primarily due to the issuance of the First Mortgage Bonds. The borrowing cost of the Partnership First Mortgage Bonds was 6.62% compared to the average borrowing cost of the Predecessor's debt of 8.7% at March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased by approximately $88,000 for the three months ended March 31, 1998 from approximately $3,433,000 for the three months ended March 31, 1997. The decrease in net cash flow was primarily due to a decrease in net income and an increase in depreciation and amortization, accrued expenses and liabilities and the due to affiliate.

Net cash flow used in investing activities decreased by approximately $19,902,000 for the three months ended March 31, 1998 from approximately $20,463,000 for the three months ended March 31, 1997. Capital improvements to existing properties totaled approximately $561,000 for the three months ended March 31, 1998, compared to approximately $1,399,000 for the same period in 1996. Of the $561,000 in capital improvements approximately $267,000 was for recurring capital expenditures, including carpet and appliances, approximately $104,000 was for revenue enhancing projects with the remaining balance for other miscellaneous items. For the three months ended recurring capital expenditures averaged $277 per apartment stabilized unit on an annualized basis. During the three months ended March 31, 1997 the Predecessor acquired two properties, Howell Commons and Westside Creek I, for approximately $19,064,000. There were no property acquisitions during the three months ended March 31, 1998.

Net  cash  flow  provided by (used in) financing  activities decreased by approximately $18,322,000 during the three months ended March 31, 1998 from approximately $16,993,000 for the same period in 1997. The principal uses of cash from financing activities were approximately $140,000,000 for repayment of the bridge notes payable and approximately $3,329,000 for additional deferred financing costs related to the issuance of $142,000,000 Bonds payable. During the three months ended March 31, 1997 the Predecessor contributed $17,060,000 to acquire two properties, Howell Commons and Westside Creek I. There were no capital contributions or property acquisitions during the three months ended March 31, 1998.


The Partnership believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Communities).


INSURANCE

In the opinion of management, property and casualty insurance is in place which provides adequate coverage to provide financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Partnership's liquidity, financial position, or results of operations.

INFLATION

Substantially all of the resident leases at the Communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Partnership of the adverse effects of inflation.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.
These  statements  include  the  plans  and  objectives   of
management  for  future  operations,  including  plans   and
objectives    relating   to   capital    expenditures    and
rehabilitation costs on the apartment communities. The forward-looking statements included herein are based on
current   expectations  that  involve  numerous  risks   and
uncertainties which are discussed in "Risk Factors" in  this
report.   Although   the  Partnership  believes   that   the
assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that
the  objectives  and  plans  of  the  Partnership  will   be
achieved.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits or Reports on Form 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

         None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MID-AMERICA CAPITAL PARTNERS, L.P.


Date:  May 15, 1998                /s/ SIMON R.C. WADSWORTH
       ------------                -----------------------------
                                         Simon R.C. Wadsworth
                                         President and Director
                                         (Principal Executive Officer)