Form 10-Q
period 1998-06-30
MID AMERICA CAPITAL PARTNERS L P
filed 1998-08-14
CIK 1051531

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES
                      EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                             N/A
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [X] Yes   [  ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
                 Class                        at July 31, 1998
            ----------------            ----------------------------
                                                    none

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Balance Sheets of Mid-America Capital Partners, L.P.
          (the "Partnership") as of June 30, 1998 and December 31, 1997

          Statement of Operations of the Partnership for the three and six months ended June 30, 1998 and Combined Statement of Operations of Capital Properties Group ("Predecessor" to Mid-America Capital Partners, L.P.) for the three and six months ended June 30, 1997

          Statement of Cash Flows of the Partnership for the six months ended June 30, 1998 and Combined Statement of
          Cash Flows of the Predecessor for the six months ended
          June, 30, 1997

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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  Financial Information
ITEM 1.

Mid-America  Capital Partners, L.P.
(a limited partnership)

Balance  Sheets
June 30, 1998 (Unaudited) and December 31, 1997

(Dollars in thousands)

                                        1998         1997
                                        ----         ----
Assets:

Real estate assets:
Land                               $  21,016    $  21,016
Buildings and improvements           203,060      201,499
Furniture, fixtures and equipment      4,342        3,354
Construction in progress                 838        1,739
                                     -------      -------
                                     229,256      227,608
Less accumulated depreciation        (18,099)     (13,985)
                                     -------      ------
  Real estate assets, net            211,157      213,623

Cash                                   2,197        1,570
Restricted cash                        1,146          932
Deferred financing costs, net          4,731        1,743
Due from limited partner               2,804        1,264
Due from affiliate                       141            -
Other assets                             263          231
                                     -------      -------
Total assets                       $ 222,439    $ 219,363
                                     =======      =======

Liabilities and Partner's Capital

Liabilities:
Bonds payable                      $ 142,000    $       -
Bridge notes payable                       -      140,000
Accounts payable                         481          390
Accrued expenses and other
     liabilities                       3,158        2,875
Due to affiliate                           -        1,596
Security deposits                        727          713
                                     -------      -------
Total liabilities                    146,366      145,574

Partner's Capital:
General Partner                        2,386        2,363
Limited Partner                       73,687       71,426
                                     -------      -------
Total partner's capital               76,073       73,789
                                     -------      -------
Total liabilities and partner's
    capital                        $ 222,439    $ 219,363
                                     =======      =======

[FN]
See accompanying notes to financial statements

Mid-America  Capital Partners, L.P.
(a limited partnership)

Statement  of  Operations of the Partnership and
Combined Statement of Operations of the Predecessor
Three and six months ended June 30, 1998 and  1997

(Dollars  in  thousands)
(Unaudited)


                        Three months ended June 30,  Six months ended June 30,
                        --------------------------   ------------------------
                                         Predecessor               Predecessor
                                  1998       1997         1998         1997
                                  ----   -----------      ----     -----------
Revenues:
Rental                        $  9,441   $  7,490     $ 19,042     $ 14,550
Other                              126         60          231          121
                                 -----      -----       ------       ------
Total revenues                   9,567      7,550       19,273       14,671
                                 -----      -----       ------       ------
Expenses:
Personnel                        1,089        823        2,138        1,538
Building repairs and
   maintenance                     509        378          911          646
Real estate taxes and
   insurance                       918        699        1,867        1,384
Utilities                          362        287          752          553
Landscaping                        248        230          489          419
Other operating                    338        280          736          603
Depreciation and amortization
  - real estate assets           2,043      1,557        4,099        3,020
Depreciation and amortization -
  - non-real estate assets           7          7           15           13
General and administrative         368        302          738          587
Interest                         2,281        353        4,626          724
Amortization of deferred
    financing costs                247         12          532           21
                                 -----      -----       ------        -----
Total expenses                   8,410      4,928       16,903        9,508
                                 -----      -----       ------        -----
Income before extraordinary
    item                         1,157      2,622        2,370        5,163
                                 -----      -----       ------        -----
Extraordinary item:
Loss on debt extinguishment          -          -           86            -
                                 -----      -----        -----        -----
Net income                    $  1,157   $  2,622     $  2,284     $  5,163
                                 =====      =====        =====        =====

[FN]
See accompanying notes to financial statements

Mid-America  Capital Partners, L.P.
(a limited partnership)

Statement of Cash Flows of the Partnership and Combined Statement of Cash Flows of the Predecessor
Six months ended June 30, 1998 and 1997

       (Dollars in thousands)
             (Unaudited)


                                               Predecessor
                                        1998      1997
                                        ----   -----------

Cash flows from operating activities:
------------------------------------
Net income                               2,284     5,163
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Depreciation and amortization            4,646     3,054
Extraordinary item                          86         -

Changes in assets and liabilities:
    Restricted cash                       (214)      200
    Due from limited partner            (1,540)        -
    Due to/from affiliate               (1,737)        -
    Other assets                           (32)      114
    Accounts payable                        91      (304)
    Accrued expenses and other
      liabilities                          283       122
    Security deposits                       14        23
                                       -------   -------
Net cash provided by operating
      activties                          3,881     8,372
                                       -------   -------
Cash flows from investing activities:
------------------------------------
Purchases of real estate assets              -   (19,064)
Improvements to properties              (1,648)   (2,657)
                                       -------   -------
Net cash used in investing activities   (1,648)  (21,721)
                                       -------   -------
Cash flows from financing activities:
------------------------------------
Proceeds from notes payable            142,000         -
Principal payments on bridge
   notes payable                      (140,000)        -
Principal payments on
   notes payable                             -    (7,883)
Deferred financing costs                (3,606)        -
Capital contributions, net
   (Predecessor)                             -    21,590

                                      ---------  -------
Net cash provided by (used in)
    financing                           (1,606)   13,707
                                      ---------  -------
Net increase in cash and cash
    equivalents                            627       358
Cash and cash equivalents,            ---------  -------
    beginning of period                  1,570       134
Cash and cash equivalents,            ---------  -------
    end of period                    $   2,197  $    492
                                      =========  =======


Supplemental disclosure of cash flow information:
   Interest paid                     $   4,710   $   718
                                         =====      ====

[FN]
See accompanying notes to financial statements.

MID-AMERICA CAPITAL PARTNERS, L.P.
(a limited partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.   Financing Transactions

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

3.   Recent Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued effective for years beginning after June 15, 1999. This new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard in 2000.

                    PART I.  Financial Information
                                ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and six months ended June 30, 1998 and the combined financial condition and results of operations of the Partnership for the three and six months ended June 30, 1997. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at June 30, 1998 was 5,947 in 26 apartment communities, compared to 4,804 in 20 communities at June 30, 1997. Average monthly rental per apartment unit increased to $561 at June 30, 1998 from $536 at June 30, 1997. Overall occupancy was 94.9% at June 30, 1998 and 95.2% at June 30, 1997.



RESULTS OF OPERATIONS


COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED JUNE 30, 1998 TO THE PREDECESSOR'S THREE MONTHS ENDED JUNE 30, 1997

Total revenues for the three months ended June 30, 1998 increased by approximately $2,017,000 due primarily to (i) approximately $1,185,000 from the communities acquired in 1997and (ii) approximately $832,000 from the communities owned throughout both periods.

Property operating expenses for the three months ended June 30, 1998 increased by approximately $767,000 due primarily to (i) approximately $478,000 from the communities acquired in 1997 and
(ii) approximately $289,000 from the communities owned throughout both periods.

Depreciation and amortization expense increased approximately $721,000 for the three months ended June 30, 1998 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $260,000 from the communities acquired in 1997 (ii) approximately $226,000 from the communities owned throughout both periods,mainly as a result of the application of the purchase method of accounting relating to the FDC merger, and (iii) approximately $235,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 offering of $142,000,000 bonds payable (the "First Mortgage Bonds").

Interest expense increased approximately $1,928,000 during the three months ended June, 1998 compared to the same period a year earlier primarily due to the issuance of the First Mortgage Bonds. The borrowing cost of the Partnership First Mortgage Bonds was 6.62% at June 30, 1998.


COMPARISON OF THE PARTNERSHIP'S SIX MONTHS ENDED JUNE 30, 1998 TO THE PREDECESSOR'S SIX MONTHS ENDED JUNE 30, 1997

Total revenues for the six months ended June 30, 1998 increased by approximately $4,602,000 due primarily to (i) approximately $3,634,000 from the communities acquired in 1997 and (ii) approximately $968,000 from the communities owned throughout both periods.

Property operating expenses for the six months ended June 30, 1998 increased by approximately $1,750,000 due primarily to (i) approximately $1,321,000 from the communities acquired in and (ii) approximately $429,000 from the communities owned throughout both periods.

Depreciation and amortization expense increased approximately $1,592,000 for the six months ended June 30, 1998 compared to the same period a year earlier primarily due to depreciation expense for (i) approximately $742,000 from the communities acquired in 1997, (ii) approximately $339,000 from the communities owned throughout both periods, mainly as a result of the application of the purchase method of accounting related to the FDC merger, and (iii) approximately $511,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 offering of $142,000,000 bonds payable (the "First Mortgage Bonds").

Interest expense increased approximately $3,902,000 during the six months ended June, 1998 compared to the same period a year earlier primarily due to the issuance of the First Mortgage Bonds. The borrowing cost of the Partnership First Mortgage Bonds was 6.62% at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased by approximately $4,577,00 for the six months ended June 30, 1998. The decrease in net cash flow was primarily due to a decrease in net income and increases in balances due from the limited partner and affiliates, which were partially offset by an increase in depreciation and amortization.

Net cash flow used in investing activities decreased by approximately $20,073,000 for the six months ended June 30, 1998 from approximately $21,721,000 for the six months ended June 30, 1997. This decrease is mainly due to the purchase of two properties by the Predecessor during the first quarter of 1997, Howell Commons and Westside Creek I, for approximately $19,064,000. There were no property acquisitions during the six months ended June 30, 1998.

Net cash flow provided by (used in) financing activities decreased by approximately $15,227,000 during the six months ended June 30, 1998. The principal uses of cash from financing activities were approximately $140,000,000 for repayment of the bridge notes payable and approximately $3,520,000 for additional deferred financing costs related to the issuance of $142,000,000 Bonds payable. During the six months ended June 30, 1997 the Predecessor contributed $21,590,000 to acquire the two properties mentioned above and paid $7,883,000 to settle the outstanding mortgages relating to two properties. There were no capital contributions or property acquisitions during the six months ended June 30, 1998.


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


YEAR 2000

The Company has conducted a review of its computer operating systems and has identified those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve this issue. The Company believes that by modifying certain existing hardware and software and, in other cases, converting to new application systems, the Year 2000 problem can be resolved without significant operational difficulties. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Management has assessed the Year 2000 compliance expense and believe that the related potential effect on the Company's business, financial condition and results of operations should be immaterial. The Company is expensing all costs associated with the Year 2000 issue as the costs are incurred.


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


                             MID-AMERICA CAPITAL PARTNERS, L.P.


Date:   August 14, 1998      /s/ Simon R.C. Wadsworth
                             ------------------------------------
                                 Simon R.C. Wadsworth
                                 President and Director
                                 (Principal Executive Officer)


Date:   August 14, 1998     /s/ Mark S. Martini
                            -------------------------------------
                                Mark S. Martini
                                Director
                               (Principal Financial and
                                Accounting Officer)