Form 10-Q
period 1998-09-30
MID AMERICA CAPITAL PARTNERS L P
filed 1998-11-16
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to

                            Commission File Number:333-42441

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

                                                    Number of Shares Outstanding
                       Class                               at October 31, 1998
                                                                  none

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of September 30, 1998 and December 31, 1997

                    Statement of Operations of the Partnership for the three and nine months ended September 30, 1998 and Combined Statement of Operations of Capital Properties Group ("Predecessor" to Mid-America Capital Partners, L.P.) for the three and nine months ended September 30, 1997

                    Statement of Cash Flows of the Partnership for the nine months ended September 30, 1998 and Combined Statement of Cash Flows of the Predecessor for the nine months ended September, 30, 1997

                    Notes to Financial Statements

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                         PART I. Financial Information
                                    ITEM 1.

                       Mid-America Capital Partners, L.P.
                            (a limited partnership)

                                 Balance Sheets
              September 30, 1998 (Unaudited) and December 31, 1997

                             (Dollars in thousands)
                                                  1998         1997
Assets:

Real estate assets:
      Land                                     $ 21,016    $ 21,016
      Buildings and improvements                203,356     201,499
      Furniture, fixtures and equipment           4,389       3,354
      Construction in progress                    1,815       1,739
--------------------------------------------------------------------
                                                230,576     227,608
      Less accumulated depreciation             (20,196)    (13,985)
--------------------------------------------------------------------
            Real estate assets, net             210,380     213,623

      Cash                                          387       1,570
      Restricted cash                               402         932
      Deferred financing costs, net               4,491       1,743
      Due from limited partner                    9,251       1,264
      Other assets                                  202         231
---------------------------------------------------------------------
          Total assets                         $225,113    $219,363
=====================================================================

Liabilities and Partner's Capital

Liabilities:
      Bonds payable                           $ 142,000      $    0
      Bridge notes payable                            -     140,000
      Accounts payable                              340         390
      Accrued expenses and other liabilities      3,609       2,875
      Due to affiliate                            1,278       1,596
      Security deposits                             713         713
--------------------------------------------------------------------
          Total liabilities                     147,940     145,574

Partner's Capital:
      General Partner                             2,397       2,363
      Limited Partner                            74,776      71,426
--------------------------------------------------------------------
          Total partner's capital                77,173      73,789
--------------------------------------------------------------------
          Total liabilities and
          partner's capital                    $225,113    $219,363
===================================================================


                See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                            (a limited partnership)
                 Statement of Operations of the Partnership and
              Combined Statement of Operations of the Predecessor
            Three and nine months ended September 30, 1998 and 1997

                             (Dollars in thousands)
                                  (Unaudited)

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                     ------------------    ------------------
                                              Predecessor           Predecessor
                                         1998      1997        1998      1997
                                     --------   -------    --------  --------
Revenues:
       Rental                         $ 9,715   $ 7,683    $ 28,757  $ 22,233
       Other                              104        66         335       187
--------------------------------------------------------  --------------------
       Total revenues                   9,819     7,749      29,092    22,420
--------------------------------------------------------  --------------------

Expenses:
       Personnel                        1,106       745       3,244     2,283
       Building repairs and
         maintenance                      610       464       1,521     1,110
       Real estate taxes
         and insurance                    921       741       2,788     2,125
       Utilities                          425       306       1,177       859
       Landscaping                        239       198         728       617
       Other operating                    414       337       1,150       940
       Depreciation and amortization
         real estate assets             2,080     1,566       6,179     4,586
       Depreciation and amortization
         non-real estate assets            17         8          32        21
       General and administrative         392       310       1,130       897
       Interest                         2,268         0       6,894       724
       Amortization of deferred
         financing costs                  247        14         779        35
--------------------------------------------------------  --------------------
       Total expenses                   8,719     4,689      25,622    14,197

--------------------------------------------------------  --------------------
Income before extraordinary item        1,100     3,060       3,470     8,223
--------------------------------------------------------  --------------------
Extraordinary item:
       Loss on debt extinguishment          -         -          86         -
--------------------------------------------------------  --------------------
Net income                            $ 1,100   $ 3,060     $ 3,384   $ 8,223
========================================================  ====================

                See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                            (a limited partnership)
                 Statement of Cash Flows of the Partnership and
              Combined Statement of Cash Flows of the Predecessor
                 Nine months ended September 30, 1998 and 1997
                             (Dollars in thousands)
                                  (Unaudited)
                                                                    Predecessor
                                                              1998      1997
                                                            ------    ------
Cash flows from operating activities:
      Net income                                            $3,384    $8,223
      Adjustments to reconcile net income to net
          cash provided by operating activities:
               Depreciation and amortization                 6,990     4,642
               Extraordinary item                               86         -
               Changes in assets and liabilities:
                   Restricted cash                             530       278
                   Due to affiliate                           (318)        -
                   Other assets                                 29        (8)
                   Accounts payable                            (50)     (160)
                   Accrued expenses and other
                     liabilities                               734       516
                   Security deposits                             -         8
-----------------------------------------------------------------------------
               Net cash provided by operating activities    11,385    13,499
-----------------------------------------------------------------------------
Cash flows from investing activities:
               Purchases of real estate assets              (2,968)  (19,211)
               Improvements to properties                        -    (3,544)
-----------------------------------------------------------------------------
               Net cash used in investing activities        (2,968)  (22,755)
-----------------------------------------------------------------------------
Cash flows from financing activities:
               Proceeds from notes payable                 142,000         -
               Principal payments on bridge
                  notes payable                           (140,000)        -
               Principal payments on notes payable               -   (16,460)
               Deferred financing costs                     (3,613)        -
               Due from limited partner                     (7,987)        -
               Capital contributions, net (Predecessor)          -    25,674
-----------------------------------------------------------------------------
               Net cash provided by (used in)
                 financing activities                       (9,600)    9,214
-----------------------------------------------------------------------------
               Net increase in cash and cash equivalents    (1,183)      (42)
-----------------------------------------------------------------------------
Cash, beginning of period                                    1,570       134
-----------------------------------------------------------------------------
Cash, end of period                                          $ 387      $ 92
-----------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                           $ 6,978     $ 658
-----------------------------------------------------------------------------


                See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

In anticipation of the March 6, 1998 Bonds issuance discussed above, the Partnership entered into four separate interest rate contracts in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average interest rate of 6.62%. On March 6, 1998 the Partnership realized a $1.4 million realized loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts is being amortized into interest expense over the life of the related debt issuance.


6.        Recent Accounting Pronouncements

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

                         PART I. Financial Information
                                    ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and nine months ended September 30, 1998 and the combined financial condition and results of operations of the Partnership for the three and nine months ended September 30, 1997. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at September 30, 1998 was 5,949 in 26 apartment communities, compared to 4,804 in 20 communities at September 30, 1997. Average monthly rental per apartment unit increased to $569 at September 30, 1998 from $546 at September 30, 1997. Overall occupancy was 94.6% at September 30, 1998 and 96.4% at September 30, 1997.


RESULTS OF OPERATIONS

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE PREDECESSOR'S THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the three months ended September 30, 1998 increased by approximately $2,070,000 due primarily to (i) approximately $1,655,000 from the communities acquired in 1997and (ii) approximately $415,000 from the communities owned throughout both periods.

Property operating expenses for the three months ended September 30, 1998 increased by approximately $924,000 due primarily to (i) approximately $670,000 from the communities acquired in 1997 and (ii) approximately $254,000 from the communities owned throughout both periods.

Depreciation and amortization expense increased approximately $756,000 for the three months ended September 30, 1998 compared to the same period a year earlier primarily due to (i) depreciation expense of approximately $340,000 from the communities acquired in 1997, (ii) depreciation expense of approximately $183,000 from the communities owned throughout both periods, and (iii) approximately $233,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 offering of $142,000,000 bonds payable (the "First Mortgage Bonds").

Interest expense increased approximately $2,268,000 during the three months ended September, 1998 compared to the same period a year earlier primarily due to the issuance of the First Mortgage Bonds. No debt was carried on the properties during the quarter ended September 30, 1997. The borrowing cost of the Partnership First Mortgage Bonds was 6.62% at September 30, 1998.


COMPARISON OF THE PARTNERSHIP'S NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE PREDECESSOR'S NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the nine months ended September 30, 1998 increased by approximately $6,672,000 due primarily to (i) approximately $5,289,000 from the communities acquired in 1997 and (ii) approximately $1,383,000 from the communities owned throughout both periods.

Property operating expenses for the nine months ended September 30, 1998 increased by approximately $2,674,000 due primarily to (i) approximately $1,991,000 from the communities acquired in 1997 and (ii) approximately $683,000 from the communities owned throughout both periods.

Depreciation and amortization expense increased approximately $2,348,000 for the nine months ended September 30, 1998 compared to the same period a year earlier primarily due to (i) depreciation expense of approximately $979,000 from the communities acquired in 1997, (ii) approximately $625,000 from the communities owned throughout both periods, and (iii) approximately $744,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 offering of $142,000,000 bonds payable (the "First Mortgage Bonds").

Interest expense increased approximately $6,170,000 during the nine months ended September, 1998 compared to the same period a year earlier primarily due to the issuance of the First Mortgage Bonds. The borrowing cost of the Partnership First Mortgage Bonds was 6.62% at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased by approximately $2,114,000 for the nine months ended September 30, 1998. The decrease in net cash flow was primarily due to a decrease in net income, mainly related to the additional interest costs of the First Mortgage Bonds, which was partially offset by an increase in depreciation and amortization.

Net  cash  flow  used  in  investing   activities   decreased  by  approximately
$19,787,000  for the nine months  ended  September  30, 1998 from  approximately
$22,755,000 for the nine months ended September 30, 1997. This decrease is mainly due to the purchase of two properties by the Predecessor during the first quarter of 1997, Howell Commons and Westside Creek I, for approximately $19,064,000. There were no property acquisitions during the nine months ended September 30, 1998.

Net cash flow used in financing activities increased by approximately $18,814,000 during the nine months ended September 30, 1998. The principal uses of cash from financing activities were approximately $140,000,000 for repayment of the bridge notes payable, approximately $7,987,000 in advances to the limited partner, and approximately $3,613,000 for additional deferred financing costs related to the issuance of $142,000,000 Bonds payable. During the nine months ended September 30, 1997 the Predecessor received capital contributions totaling $25,674,000 used primarily to acquire the properties mentioned above and to settle the outstanding mortgages relating to the two properties. There were no capital contributions or property acquisitions during the nine months ended September 30, 1998.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K


           (a) The following exhibit is filed as part of this form:

               (27) Financial Data Schedule


           (b)  Reports on Form 8-K


                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MID-AMERICA CAPITAL PARTNERS, L.P.


                                              /s/Simon R.C. Wadsworth
Date: November 14, 1998                       ---------------------------------

                                                 Simon R.C. Wadsworth
                                                 President and Director
                                                (Principal Executive Officer)

                                              /s/Mark S. Martini
Date:  November 14, 1998                      ---------------------------------

                                                 Mark S. Martini
                                                 Director
                                                (Principal Financial and
                                                  Accounting Officer)