Form 10-K
period 1998-12-31
MID AMERICA CAPITAL PARTNERS L P
filed 1999-03-31
CIK 1051531

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998

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


                        Title of Each Class
                        -------------------
   Commercial Mortgage Pass Through Certificates, Series 1998 -1
 Representing Beneficial Ownership in Mid-America Capital Partners,
            L.P.  6.376% First Mortgage Bonds, Due 2003

    Securities registered pursuant to Section 12 (g) of the Act:
                                None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ x ]


               MID-AMERICA CAPITAL PARTNERS, L.P.


                          TABLE OF CONTENTS

  Item                                                          Page
                               PART I

  1.   Business
  2.   Properties
  3.   Legal Proceedings
  4.   Submission of Matters to Vote of Security Holders

                              PART II

  5.   Market for Registrant's Common Equity and Related
       Stockholder Matters
  6.   Selected Financial Data
  7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  7.A. Quantitative and Qualitative Disclosures About Market
       Risk
  8.   Financial Statements and Supplementary Data
  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                              PART III

  10.  Directors and Executive Officers of the Registrant
  11.  Executive Compensation
  12.  Security Ownership of Certain Beneficial Owners and
       Management
  13.  Certain Relationships and Related Transactions
  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                PART I
ITEM 1.  BUSINESS

THE COMPANY

     Mid-America Capital Partners, L.P. (the Partnership) is a special purpose Delaware limited partnership. The Partnership was formed on November 24, 1997 for the sole purpose of owning and operating 26 apartment communities (the Mortgaged Properties) and to manage, renovate, improve, lease, sell, transfer, exchange, mortgage and otherwise deal with the Mortgaged Properties. The sole limited partner of the Partnership is Mid-America Apartments, L.P., a Tennessee limited partnership (MAALP), which is a majority owned subsidiary of Mid-America Apartment Communities, Inc. (MAAC). MAAC owns, directly or through its subsidiaries, all of the outstanding units of partnership interest. MAAC is a self-administered and self-managed umbrella partnership real estate investment trust (REIT). MAAC conducts a substantial portion of its operations through MAALP and subsidiaries of MAALP. The sole general partner of the Partnership is MAACP, Inc., a Tennessee corporation (MAACP), a wholly-owned subsidiary of MAAC. The term of the Partnership shall be until December 31, 2020, unless terminated earlier as provided in the Partnership Agreement or as otherwise provided by law.

     The Partnership was formed to succeed substantially all the interests in Capital Properties Group (predecessor to the Partnership, "Predecessor"). Distributions to the Partners relating to operations of the Mortgaged Properties are to be based upon net cash flow as defined in the Partnership Agreement. Profits and losses are allocated to the Partners in proportion with their ownership.

     Subsequent to the Partnership formation, MAALP contributed its interest in 20 of the Mortgaged Properties, and the right to acquire the Reorganization Properties (as defined below) to the Partnership in exchange for a 99% limited partnership interest in the Partnership. MAACP contributed cash in exchange for a 1% general partnership interest in the Partnership.

The Mortgaged Properties consist of (i) 20 properties contributed by MAALP comprising the Predecessor; (ii) 5 properties acquired on November 25, 1997 by the Partnership in connection with the consummation of the merger of Flournoy Development Company (FDC) with and into MAAC and the other transactions (collectively, the Reorganization Properties) as described in the Agreement and Plan of Reorganization dated as of September 15, 1997 (the Plan of Reorganization) between FDC, MAAC and MAALP consisting of 4 properties acquired from Brown-Flournoy Equity Income Fund Limited Partnership (the Brown-Flournoy Properties) and Willow Creek; and (iii) one property (Hermitage at Beechtree) which was acquired November 25, 1997 through the merger of Hermitage at Beechtree, L.L.C. with and into the Partnership. The Partnership recorded the 20 properties comprising the Predecessor at historical cost in a manner similar to that used in pooling of interests accounting and the five properties acquired in connection with the Plan of Reorganization using the purchase method of accounting.

OPERATING PHILOSOPHY

INTENSIVE MANAGEMENT FOCUS. The Partnership strongly emphasizes on-site property management. Particular attention is paid to opportunities to increase rents, raise average occupancy rates, and control costs, with property managers and regional management being given the responsibility for monitoring market trends and the discretion to react to such trends.

DEDICATION TO CUSTOMER SERVICE. Management's experience is that maintaining a consistently high level of customer satisfaction leads to greater demand for the Partnership's apartment units, higher occupancy and rental rates, and increased long-term profitability. The Partnership, as part of its intense management focus, has established regional training facilities to produce highly trained property managers, leasing consultants and service technicians on-site at each of the Mortgaged Properties. Management believes that this commitment to training and excellence in associates ultimately translates to higher customer satisfaction. Also, management undertakes frequent resident surveys and focus groups, in order to measure customer satisfaction.

DECENTRALIZED OPERATIONAL STRUCTURE. The Partnership's operational structure is organized on a decentralized basis. The Partnership's property managers have overall operating responsibility for their specific Mortgaged Properties.
Property managers report to area managers or regional managers. Management believes that its decentralized operating structure capitalizes on specific market knowledge, increases personal accountability relative to a centralized structure and is beneficial in the acquisition, redevelopment and development process.

GROWTH STRATEGIES

     Management's goal is to maximize its return on investment in each Community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Partnership seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Mortgaged Properties and manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

* empowering the Partnership's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

* implementing programs to control expenses through investment in cost-saving initiatives;

* ensuring that, through monthly inspections of all Mortgaged Properties by senior management and prompt attention to maintenance and recurring capital needs as well as defined preventive maintenance programs conducted quarterly at each property, the Mortgaged Properties are properly maintained;

* improving the "curb appeal" of the Mortgaged Properties through extensive landscaping and exterior improvements and repositioning Mortgaged Properties from time to time to maintain market leadership positions;

* investing heavily in training programs for its property level personnel;

* compensating employees through performance-based compensation and stock ownership programs; and

* maintaining a hands-on management style and "flat" organizational structure that emphasizes senior management's continued close contact with the market and employees.

COMPETITION

     All of the Partnership's Mortgaged Properties are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The Partnership's properties compete with numerous other multifamily properties, the owners of which may have greater resources than the Partnership and whose management may have more experience than the Partnership's management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.

ITEM 2.  PROPERTIES

     The following table sets forth certain historical information on an historical basis for the 26 Mortgaged Properties owned at December 31, 1998:

The following table presents information concerning the properties at December 31, 1998:

                                                                                                        Average     Average
                                                                              Approximate Average       Rent per   Occupancy
                                                                        Number Rentable     Unit        Unit at      % at
                                                   Year     Management    of    Area        Size       December 31, December 31,
Property (1)              Location               Completed  Commenced   Units (Square Ft.)(Square Ft.)      1998     1998
------------              --------               ---------  ---------   ------ ----------- ----------       ----     ----

Belmere                   Tampa, FL                 1984        1994     210    202,440      964            $624     97.14%
Crosswinds                Jackson, MS             1988/1989     1996     360    443,200    1,231            $612     88.06%
Fairways at Royal Oak     Cincinnati, OH            1988        1994     214    214,477    1,002            $601     90.19%
Hermitage at Beechtree    Cary, NC                  1988        1997     194    169,776      875            $671     95.36%
Hidden Lake II            Union City, GA            1987        1997     160    154,000      963            $649     94.06%
High Ridge                Athens, GA                1987        1997     160    186,608    1,166            $756     98.13%
Howell Commons            Greenville, SC           1986/88      1997     348    292,840      841            $505     92.82%
Kirby Station             Memphis, TN               1978        1994     371    310,173      836            $571     96.23%
Lakepointe                Lexington, KY             1986        1994     118     90,614      768            $539     93.22%
Lakeside                  Jacksonville, FL          1985        1996     416    344,192      827            $580     94.47%
Marsh Oaks                Atlantic Beach, FL        1986        1995     120     93,280      777            $544     100.00%
Napa Valley               Little Rock, AR           1984        1996     240    183,216      763            $550     87.50%
Park Haywood              Greenville, SC            1983        1993     208    156,776      754            $500     91.35%
Park Place                Spartanburg, SC           1987        1997     184    195,312    1,061            $594     92.93%
Pear Orchard              Jackson, MS               1985        1994     389    338,400      870            $568     90.49%
Savannah Creek            Memphis, TN               1989        1996     205    237,200    1,162            $606     96.10%
Shenandoah Ridge          Augusta, GA             1975/1984     1994     272    222,800      819            $457     94.12%
Somerset Place            Jackson, MS               1981        1995     144    126,848      881            $504     93.06%
Southland Station I       Warner Robins, GA         1987        1997     160    186,704    1,167            $622     97.69%
Steeplechase              Chattanooga, TN           1986        1991     108     98,602      913            $550     94.44%
Sutton Place              Memphis, TN               1991        1996     253    267,600    1,062            $593     93.28%
Tiffany Oaks              Altamonte Springs, FL     1985        1996     288    234,224      813            $589     97.92%
Village, The              Lexington, KY             1989        1994     252    182,716      725            $583     92.06%
Westside Creek I          Little Rock, AR           1984        1997     142    148,030    1,042            $609     91.23%
Williamsburg Village      Jackson, TN               1987        1994     148    121,412      820            $539     93.92%
Willow Creek              Columbus, GA             1968-78      1997     285    246,668      866            $485     91.23%

                                                                      ======================================================
  Total Properties                                                     5,949  5,448,108      916            $574     93.40%
                                                                      ======================================================


(1) All 26 of these communities are encumbered by the Bonds of $142 million which mature on March 3, 2003 and have an interest rate of 6.376%.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not presently subject to any material litigation nor, to the Partnership's knowledge, is any material litigation threatened against the Partnership, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the financial condition of the Partnership taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                               PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        None.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data on an historical basis for the Partnership. This data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                  Mid-America Capital Partners, L.P.
                                         (a limited partnership)
                                         Selected Financial Data
                              (Dollars in thousands except per share data)

                                                                         Year Ended December 31,
                                                    --------------------------------------------------------
                                                    --------------------------------------------------------
                                                                           (Predecessor)
                                                1998          1997         1996         1995           1994

Operating Data:
Total revenues                              $ 38,742      $ 30,949     $ 20,251     $ 14,497        $ 4,753
Expenses:
    Property expenses                         14,207        10,985        7,207        5,306          1,688
    General and administrative                 1,515         1,238          810          580            190
    Interest                                   9,162         1,671        2,169        2,225            925
    Depreciation and amortization              8,324         6,389        4,000        2,614            755
    Amortization of deferred financing
     costs                                     1,026           152           58           48             37
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------
Income before extraordinary item               4,508        10,514        6,007        3,724          1,158
Extraordinary item                               (86)          (16)           -            -              -
                                       ---------------------------------------------------------------------

Net income                                   $ 4,422      $ 10,498      $ 6,007      $ 3,724        $ 1,158
                                       =====================================================================


Balance Sheet Data:
Real estate owned, at cost                 $ 233,164     $ 227,608    $ 158,285     $ 87,240       $ 73,521
Real estate owned, net                     $ 210,855     $ 213,623    $ 150,699     $ 83,653       $ 72,548
Total assets                               $ 224,324     $ 219,363    $ 151,257     $ 84,216       $ 73,499
Total debt                                 $ 142,000     $ 140,000     $ 16,461     $ 22,830       $ 23,110
Partners' Capital                           $ 78,211      $ 73,789    $ 131,951     $ 59,978       $ 48,938
Other Data (at end of period):
Number of properties owned                        26            26           18           12             10
Number of apartment units owned                5,949         5,948        4,314        2,554          2,290

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the financial condition and results of operations of the Partnership and its Predecessor for the years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with the financial statements included in this report.

     The total number of apartment units owned at December 31, 1998 was 5,949 in 26 apartment communities, compared to 5,948 in 26 communities at December, 31 1997 and 4,314 in 18 communities at December 31, 1996.


RESULTS OF OPERATIONS


COMPARISON OF THE  PARTNERSHIP'S  YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
                               DECEMBER 31, 1997

     Total revenues for 1998 increased by $7,793,000 due to $7,217,000 from the communities acquired in 1997 and $576,000 from the communities owned throughout both periods.

     Property operating expenses include costs for personnel, repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating costs. Property operating expenses for 1998 increased by $3,222,000 due to $2,735,000 from the communities acquired in 1997 and $487,000 from the communities owned throughout both periods.

     Depreciation  and  amortization   expense  increased  $2,809,000  for  1998
compared to 1997 due to (i) depreciation expense of $1,427,000 from the communities acquired in 1997, (ii) depreciation expense of $508,000 from the communities owned throughout both periods, and (iii) $874,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 issuance of Bonds.

     Interest expense increased $7,491,000 in 1998 as compared to 1997 due to the issuance of the Bonds. The total borrowing cost of the Bonds was 6.62% at December 31, 1998.

COMPARISON  OF  THE   PARTNERSHIP'S   YEAR  ENDED   DECEMBER  31,  1997  TO  THE
                   PREDECESSOR'S YEAR ENDED DECEMBER 31, 1996

     Total revenues for the 1997 increased by $10,698,000 due to (i) $6,760,000 from the communities acquired in 1996, (ii) $3,474,000 from the communities acquired in 1997, and (iii) $464,000 from the communities owned throughout both periods.

     Property operating expenses include costs for personnel, repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating costs. Property operating expenses for the 1997 increased by $3,778,000 due primarily to (i) $2,298,000 from the communities acquired in 1996, (iii) $1,239,000 from the communities acquired in 1997, and (iii) $241,000 from the communities owned throughout both periods.

     Depreciation and amortization expense for 1997 increased $2,483,000 compared to the same period a year earlier primarily due to (i) depreciation expense of $1,493,000 from the communities acquired in 1996, (ii) $694,000 from the communities acquired in 1997, and (iii) $202,000 from the communities owned throughout both periods.

     Interest expense decreased $498,000 during 1997 compared to the same period a year earlier, mainly because there was no debt outstanding related to the properties for a portion of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by $6,709,000 for 1998 as compared to 1997. The decrease was primarily due to a decrease in net income, mainly related to the additional interest costs of the Bonds, which was partially offset by an increase in earnings and cash flow from the additional properties acquired.

     Net cash flow used in investing activities decreased by $32,675,000 in 1998 as compared to 1997. This decrease is mainly due to the purchase real estate during 1997 totaling $33,280,000. There were no property acquisitions during 1998.

     Net cash flow provided by (used in) financing activities decreased by $28,972,000 in 1998 as compared to 1997. The principal uses of cash from financing activities were primarily from $140,000,000 for repayment of the bridge notes payable, $7,349,000 in advances to the limited partner, and $3,617,000 for additional deferred financing costs related to the issuance of $142,000,000 Bonds payable. During 1997 the Partnership received capital contributions totaling $26,630,000 and made distributions totaling $104,270,000. There were no capital contributions during 1998.

     The Partnership believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Mortgaged Properties).

INSURANCE

     In the opinion of management, property and casualty insurance is in place which provides adequate coverage for financial protection against normal insurable risks such that it believes that any loss experienced would not have a significant impact on the Partnership's liquidity, financial position, or results of operations.

INFLATION

     Substantially all of the resident leases at the Mortgaged Properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Partnership to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Partnership of the adverse effects of inflation.

YEAR 2000

     In older computer programs, to conserve storage space, only two digits were used to identify the year. This set up has created a date sequence problem. The computer may not know that 00 comes after 99, moreover it may not know if 00 is 1900 or 2000("Y2K"). The business risk of this problem is that calculations or processes that are date dependent may not yield the correct answer or work at all.

     Software vendors have certified all of the mission critical applications; these vendors provide the software used for financial, network, property management and telephone systems used by the Partnership. The Partnership does not own any in- house development programs that require replacing or re-writing of code.

     The Partnership has performed a thorough assessment of its personal computers and desktop software. All mission critical desktop hardware and software are believed to be compliant. Remediation of non-compliant hardware and software (none of which is mission-critical) is expected to be completed by June 1999.

     The Partnership estimates that the total Y2K project cost is nominal, as systems have been upgraded and become Y2K compliant as part of its normal course of business. The Partnership believes that its Y2K initiatives are adequate to address reasonably likely Y2K issues.

     Management believes that hardware and software upgrades made over the last few years will reduce the possibility of interruptions to the operation. However, the Partnership is dependent on the utilities infrastructure within the United States. The most likely worst case scenario would be that the Partnership might experience disruption in its operations if any of the third-party suppliers reported a system failure.

     The Y2K contingency plan is the final phase of the project. The Partnership maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. Although the Partnership believes that its contingency plans and Y2K project will reduce the risk of significant operations disruption, due to general uncertainty over Y2K readiness of the Partnership's third-party suppliers, the Partnership is unable to determine at this time whether the consequences of the Y2K system failures will have a material impact.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Mortgaged Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives and plans of the Partnership will be achieved.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's primary market risk exposure is to changes in interest rates obtainable on the Bonds. The Partnership's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The
Partnership does not enter into derivative or interest rate transactions for speculative purposes. The Bonds outstanding at December 31, 1998 have a fixed interest rate of 6.376% and mature in 2003. As of December 31, 1998, the interest rate on the Bonds reasonably approximated the rate attainable by the Partnership on debt instruments with similar terms. The Partnership does not have any other material market-sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth in Item 14. herein.


ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Partnership's independent accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Registrant's filing on Form S- 3 relating to the issuance of the Bonds, filed with the Securities and Exchange Commission December 17,1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Registrant's filing on Form S- 3 relating to the issuance of the Bonds, filed with the Securities and Exchange Commission December 17,1997.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
MANAGEMENT

     Incorporated herein by reference to the Registrant's filing on Form S- 3 relating to the issuance of the Bonds, filed with the Securities and Exchange Commission December 17,1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is managed from a corporate headquarters owned by MAAC, indirectly through its ownership of MAALP, which was acquired on July 23, 1997, for $2,912,000. In connection with the acquisition, MAAC formed a special committee of external directors to negotiate the transaction on its behalf because certain executive officers of MAAC were also partners in the partnership which owned the building. The consideration consisted of $862,000 cash, 22,246 UPREIT units valued at $634,000 ($28.50 per unit) and the assumption of an existing loan. Certain executive officers of MAAC were partners in the partnership who owned the building and received 5,831 UPREIT units in connection with the exchange.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The  following  documents are filed as part of this Annual Report on Form
       10-K:
1.  Independent Auditors' Report
    Balance Sheets of the Partnership as of December
      31, 1998 and 1997
    Statements of Operations of the Partnership and
      Combined Statement of      Operations of the
      Predecessor for the years ended
      December 31, 1998, 1997 and 1996
    Statements of Partners' Capital of the Partnership and Combined Statement of Partners' Capital of the Predecessor for the years ended
      December 31, 1998, 1997  and 1996
    Statement of Cash Flows of the Partnership and Combined Statement of Cash Flows of the
      Predecessor for the years ended
      December 31, 1998, 1997  and 1996
    Notes to Financial Statements for the years ended
      December 31, 1998, 1997 and 1996

2.  Financial  Statement Schedule required to be filed by item 8 and Paragraph
    (d) of this item 14: Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 1998


3. The exhibits required by Item 601 of Regulation S- K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit
Numbers   Exhibit Description
-------   -------------------
1.1*      Underwriting Agreement
3.1*      Certificate  of Limited Partnership of Mid-America  Capital
          Partners, L.P.
3.2* Limited Partnership Agreement between MAAC, Inc., as General Partner and Mid-America Apartments, L.P., a limited partner relating to the formation of Mid-America Capital Partners, L.P., a Delaware limited partnership
3.3*      Certificate of Incorporation of MAACP, Inc.
3.4*      Bylaws of MAACP, Inc.
3.5*      Certificate of Incorporation of Mid-America Finance, Inc.
3.6*      Bylaws of Mid-America Finance, Inc.
4.1*      Form of Amended and Restated Indenture among Mid-America
          Capital Partners, L.P. and Mid-America Apartments, as issuer and La Salle National Bank, as Trustee
4.2*      Form of Trust Agreement between Mid-America
          Finance, Inc. as depositor and La Salle National Bank, as
          Trustee
4.3*      Form of Certificate
4.4*      Form of Bond
5.1*      Opinion of Baker, Donelson, Bearman & Caldwell, a
          professional corporation
10.1*     Cash Collateral Account Security, Pledge and Assignment
          Agreement among Mid-America Capital Partners, L.P. and Mid-
          America Apartments, L.P. and First Union Bank, and Morgan
          Stanley Mortgage Capital, Inc., and La Salle National Bank
          dated November 21, 1997
10.2*     Form of Deed of Trust, Assignment of Leases and Rents and
          Security Agreement
25.1*     Statement of Eligibility and Qualification of Indenture
          Trustee on Form T-1
----------------------------------------
* Previously filed as exhibits to the Partnership's Registration Statement on Form S-3, filed with the Commission on December 17, 1997 under Commission File No. 333-42441.



(b)  Reports on Form 8-K
     The following report was filed on Form 8-K by the registrant during the fourth quarter of 1998:
                                                       Date of
     Form                Events Reported               Report
     ----                ---------------               ------

     None.



(c) Exhibits: See Item 14(a)(3) above.
(d) Financial Statement Schedules: See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-AMERICA CAPITAL PARTNERS, L.P.


Date: 3/30/99                     /S/ Simon R.C. Wadsworth
     ---------------             ----------------------------------------
                                   Simon R.C. Wadsworth
                                   President
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Date: 3/30/99                    /s/ Simon R.C. Wadsworth
     ---------------             ----------------------------------------
                                   Simon R. C. Wadsworth
                                   President
                                  (Principal Executive Officer)


Date: 3/30/99                    /s/ Mark S. Martini
     ---------------             ----------------------------------------
                                   Mark S. Martini
                                  (Principal Financial and Accounting Officer)


Date: 3/30/99                    /s/ George E. Cates
     ---------------             ----------------------------------------
                                   George E. Cates
                                   Director


Date: 3/30/99                    /s/ H. Eric Bolton
     ---------------             ----------------------------------------
                                   H. Eric Bolton, Jr.
                                   Director

Date: 3/30/99                    /s/ Stephen M. Carpenter
     ---------------             ----------------------------------------
                                   Stephen M. Carpenter
                                   Director

                     Independent Auditors' Report


The Partners
Mid-America Capital Partners, L.P.:


     We have audited the accompanying balance sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1998 for the Partnership and the related combined statements of operations, partners' capital and cash flows for the year ended December 31, 1996 for Capital Properties Group (the "Predecessor"). In connection with our audits of the financial statements we also have audited the financial statement schedule III, Real Estate Investment and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Partnership and the Predecessor. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of operations and cash flows of the Partnership and Predecessor for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                   KPMG LLP

Memphis, Tennessee
February 26, 1999

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                                 Balance Sheets
                           December 31, 1998 and 1997
                             (Dollars in thousands)

                                                          1998            1997
Assets:

Real estate assets:
      Land .......................................     $  21,305      $  21,016
      Buildings and improvements .................       204,886        201,499
      Furniture, fixtures and equipment ..........         4,603          3,354
      Construction in progress ...................         2,370          1,739
--------------------------------------------------------------------------------
                                                         233,164        227,608
      Less accumulated depreciation ..............       (22,309)       (13,985)
--------------------------------------------------------------------------------

           Real estate assets, net ...............       210,855        213,623

      Cash .......................................          --            1,570
      Restricted cash ............................           406            932
      Deferred financing costs, net ..............         4,248          1,743
      Due from limited partner ...................         8,613          1,264
      Other assets ...............................           202            231
--------------------------------------------------------------------------------
         Total assets ............................     $ 224,324      $ 219,363
================================================================================

Liabilities and Partners' Capital

Liabilities:
      Bonds payable ..............................     $ 142,000      $    --
      Bridge notes payable .......................          --          140,000
      Bank overdraft .............................           667           --
      Accounts payable ...........................           438            390
      Accrued expenses and other liabilities .....         1,828          2,875
      Due to affiliate ...........................           474          1,596
      Security deposits ..........................           706            713
--------------------------------------------------------------------------------
         Total liabilities .......................       146,113        145,574

Partners' Capital:
      General Partner ............................         2,407          2,363
      Limited Partner ............................        75,804         71,426
--------------------------------------------------------------------------------
         Total partners' capital .................        78,211         73,789
--------------------------------------------------------------------------------
         Total liabilities and
          partners' capital ......................     $ 224,324      $ 219,363
================================================================================

                 See accompanying notes to financial statements.

              Mid-America Capital Partners, L.P.
                    (a limited partnership)
        Statements of Operations of the Partnership and
              Combined Statement of Operations of the Predecessor
         Years ended December 31, 1998, 1997 and 1996



                                                                   (Predecessor)
(Dollars in thousands)                            1998        1997        1996
                                                  ----        ----        ----
Revenues:
      Rental ...............................     $38,316     $30,691     $20,056
      Other ................................         426         258         195
--------------------------------------------------------------------------------
      Total revenues .......................      38,742      30,949      20,251
--------------------------------------------------------------------------------

Expenses:
      Personnel ............................       4,251       3,148       1,996
      Building repairs and maintenance .....       2,053       1,519         917
      Real estate taxes and insurance ......       3,826       2,985       1,942
      Utilities ............................       1,554       1,173         930
      Landscaping ..........................         978         869         502
      Other operating ......................       1,545       1,291         920
      Depreciation and amortization
       real estate assets ..................       8,284       6,360       3,981
      Depreciation and amortization
       non-real estate assets ..............          40          29          19
      General and administrative ...........       1,515       1,238         810
      Interest .............................       9,162       1,671       2,169
      Amortization of deferred
       financing costs .....................       1,026         152          58
--------------------------------------------------------------------------------

      Total expenses .......................      34,234      20,435      14,244
--------------------------------------------------------------------------------

Income before extraordinary item ...........       4,508      10,514       6,007
--------------------------------------------------------------------------------
Extraordinary item:
      Loss on debt extinguishment ..........          86          16        --
--------------------------------------------------------------------------------

Net income .................................     $ 4,422     $10,498     $ 6,007
================================================================================


        See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
             Statements of Partners' Capital of the Partnership and
           Combined Statement of Partners' Capital of the Predecessor
                  Years ended December 31, 1998, 1997 and 1996

                             (Dollars in thousands)

                                                                CPG
                                                              Partners'
                                                              Capital    Total
                                          General  Limited    (Prede-  Partners'
                                          Partner  Partner    (cessor)  Capital
                                          -------  -------    --------  -------

Balance December 31, 1995 .............. $   --  $      --  $  59,978  $ 59,978
      Capital contributions, net .......     --         --     65,966    65,966
      Net income .......................     --         --      6,007     6,007
--------------------------------------------------------------------------------
Balance December 31, 1996 ..............     --         --    131,951   131,951
      December 31, 1996
      Capital contributions, net
        (prior to Partnership formation)     --         --     24,359    24,359
      Formation contribution ...........  2,271    166,630   (166,630)    2,271
      Merger with Hermitage ............     90      8,890         --     8,980
         at Beechtree, LLC
      Capital distributions, net .......     --   (104,270)        --  (104,270)
      Net income .......................      2        176     10,320    10,498
--------------------------------------------------------------------------------
Balance December 31, 1997 ..............  2,363     71,426         --    73,789
      Net income .......................     44      4,378         --     4,422
--------------------------------------------------------------------------------

Balance December 31, 1998 .............. $2,407  $  75,804  $      --   $ 78,211
================================================================================

  See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                 Statements of Cash Flows of the Partnership and
               Combined Statement of Cash Flows of the Predecessor
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                  (Predecessor)
                                                   1998     1997       1996
                                                   ----     ----       ----
Cash flows from operating activities:
      Net income ...............................$ 4,422 $  10,498  $  6,007
      Adjustments to reconcile net income
          to net cash provided by operating
          activities:
             Depreciation and amortization .....  9,350    6,541     4,058
             Extraordinary item ................     86       --        --
             Changes in assets and liabilities:
                 Restricted cash ...............    526     (654)      (29)
                 Due to affiliate .............. (1,122)   1,596        --
                 Other assets ..................     29     (120)      (52)
                 Accounts payable ..............     48     (197)      485
                 Accrued expenses and other
                   liabilities                   (1,047)   1,166       712
                 Security deposits .............     (7)     164       240
--------------------------------------------------------------------------------
             Net cash provided by operating
                activities                        12,285   18,994    11,421
Cash flows from investing activities:
             Purchases of real estate assets ...     --  (33,280)   (66,226)
             Improvements to properties ........ (5,556)  (4,951)    (4,819)
--------------------------------------------------------------------------------
             Net cash used in investing
               activities .....                  (5,556) (38,231)   (71,045)
Cash flows from financing activities:
             Proceeds from notes payable .......142,000  140,000        --
             Principal payments on bridge
               notes payable                   (140,000)      --        --
             Principal payments on notes
               payable .......                       --  (38,573)   (6,370)
             Deferred financing costs .......... (3,617)  (1,850)       --
             Due from limited partner .......... (7,349)  (1,264)       --
             Capital contributions, net
               (Predecessor) ..                      --   24,359    65,966
             Formation contribution ............     --    2,271        --
             Capital distributions  ............     -- (104,270)       --
             Bank overdrafts ...................    667       --        --
--------------------------------------------------------------------------------
             Net cash provided by (used in)
               financing activities ............ (8,299)  20,673    59,596
--------------------------------------------------------------------------------
             Net increase (decrease) in cash
               and cash equivalents ............ (1,570)   1,436       (28)
--------------------------------------------------------------------------------
Cash, beginning of period ......................  1,570      134       162
--------------------------------------------------------------------------------
Cash, end of period ............................ $   -- $  1,570  $    134
================================================================================
Supplemental disclosure of cash flow information:
   Interest paid ............................... $9,247 $    947  $  2,170
--------------------------------------------------------------------------------
Supplemental disclosure of noncash
  investing activities-
  Assumption of debt related to
     property acquisitions ..                    $   -  $ 22,112  $    --
--------------------------------------------------------------------------------

     See accompanying notes to financial statements.

                  MID-AMERICA CAPITAL PARTNERS, L.P.
                        (a limited partnership)

                     Notes to Financial Statements

                   December 31, 1998, 1997 and 1996



(1)  Organization and Summary of Significant Accounting Policies

     Organization

     Mid-America Capital Partners, L.P. (the Partnership) is a special purpose Delaware limited partnership. The Partnership was formed on November 24, 1997 for the sole purpose of owning and operating 26 apartment communities (the Mortgaged Properties) and to manage, renovate, improve, lease, sell, transfer, exchange, mortgage and otherwise deal with the Mortgaged Properties. The sole limited partner of the Partnership is Mid-America Apartments, L.P., a Tennessee limited partnership (MAALP), which is a majority owned subsidiary of Mid-America Apartment Communities, Inc.
     (MAAC). MAAC owns, directly or through its subsidiaries, all of the outstanding units of partnership interest. MAAC is a self- administered and self-managed umbrella partnership real estate investment trust (REIT). MAAC conducts a substantial portion of its operation through MAALP and subsidiaries of MAALP. The sole general partner of the Partnership is MAACP, Inc., a Tennessee corporation (MAACP), a wholly-owned subsidiary of MAAC. The term of the Partnership shall be to December 31, 2020, unless terminated earlier as provided in the Partnership Agreement or as otherwise provided by law.

          The Partnership was formed to succeed substantially all the interests in Capital Properties Group (predecessor to the Partnership, "Predecessor"). Distributions to the Partners relating to operations of the Mortgaged Properties will be based upon net cash flow as defined in the Partnership Agreement. Profits and losses are allocated to the Partners in proportion with their ownership. Earnings per Partnership unit is not a meaning presentation because the Partnership is indirectly a wholly-owned subsidiary of MAAC.

     Subsequent to the Partnership formation, MAALP contributed its interest in 20 of the Mortgaged Properties, and the right to acquire the Reorganization Properties (as defined below) to the Partnership in exchange for 99% limited partnership interest in the Partnership. MAACP contributed cash in exchange for a 1% general partnership interest in the Partnership.

     The Mortgaged Properties consist of (i) 20 properties contributed by MAALP comprising the Predecessor; (ii) 5 properties acquired on November 25, 1997 by the Partnership in connection with the consummation of the merger of Flournoy Development Partnership (FDC) with and into MAAC and the other transactions (collectively, the ReorganizationProperties) as described in the Agreement and Plan of Reorganization dated as of September 15, 1997 (the Plan of Reorganization) between FDC, MAAC and MAALP consisting of 4 properties acquired from Brown-Flournoy Equity Income Fund Limited Partnership (the Brown-Flournoy Properties) and Willow Creek; and
     (iii) one property (Hermitage at Beechtree) which was acquired November 25, 1997 through the merger of Hermitage at Beechtree, L.L.C. with and into the Partnership. The Partnership recorded the five properties acquired in connection with the Plan of Reorganization using the purchase method of accounting.

     Basis of Presentation

     The accompanying 1997 financial statements include the accounts of the Partnership from November 24, 1997 (the Partnership Formation Date) through December 31, 1997 and the accounts of the Predecessor for the period from January 1, 1997 through the Partnership Formation Date. Financial statements for 1996 included the combined accounts of the Predecessor. As part of the Partnership formation, the contribution of all Mortgaged Property interests was reflected at historical cost in a manner similar to that used in pooling of interests accounting.

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

     The accompanying combined financial statements include the revenues and direct operating expenses of the Mortgaged Properties. Certain general and administrative expenses and other costs which are incurred by MAALP on behalf of the Predecessor are not included in the financial statements. Instead, the accompanying combined Predecessor financial statements reflect a management fee (calculated as 4% of revenues) to MAALP for providing these services. In addition, MAALP incurred debt to fund the acquisition and improvement of certain of the Properties. The debt and related interest expenses are not included in the accompanying financial statements.

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

     Real Estate Assets and Depreciation

     Real estate assets are carried at the lower of depreciated cost or net realizable value. Interest, property taxes and other development costs incurred during construction are capitalized until completion. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

     In conjunction with acquisitions of properties, the Partnership's policy is to provide in its acquisition budgets adequate funds to complete any deferred maintenance items to bring the properties to the required standards, including the cost of replacement appliances, carpet, interior painting, vinyl flooring and blinds. These costs are capitalized.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land, buildings and improvements and 5 years for furniture, fixtures and equipment.

     Deferred Financing Costs

     Deferred financing costs are amortized over the terms of the related debt using a method which approximates the interest method.

     Due from Limited Partner

     The Partnership periodically makes payments to the Limited Partner based upon the excess cash flows of the Mortgaged Properties from rental operations or receives cash from the limited partner to fund capital improvements on the Mortgaged Properties. These payments and receipts are recorded on the balance sheet of the Partnership as a receivable or payable to the Limited Partner.

     Due to Affiliate

     The Partnership may make payments or receive cash from MAAC in a manner similar to that of the Partnership and Limited Partner described above. These payments and receipts are recorded on the balance sheet of the Partnership as a receivable or payable to an affiliate, MAAC.

     Capital Contributions, Net

     MAALP provided cash management and vendor remittance services for the Predecessor. Net cash flows resulting from these services are treated as capital contributions or distributions. In addition, MAALP provided funding for the Predecessor's property acquisition and improvement projects and for debt service related to the notes payable included in the Predecessor combined financial statements. The amount of these funded activities are contributed by MAALP to the Predecessor as capital contributions. Capital contributions, net for the years ended December 31, 1997 and 1996, consisted of funds utilized (provided) by (dollars in thousands):

                                                         1997     1996
                                                         ----     ----
       Acquisitions and improvements of properties     $19,064  $71,045
       Principal payments on notes payable              16,461    6,370
       Intercompany remittances, net                   (11,166) (11,449)
                                                       -------  -------
                                                       $24,359   65,966
                                                       =======   ======

     Income Taxes

     No provision for federal income taxes has been made in the accompanying combined financial statements. Each partner is responsible for reporting his share of taxable income or loss from the real estate investments.


     Use of Estimates

     Management of the Partnership and Predecessor has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


     Recent Accounting Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued effective for years beginning after June 15, 1999. The Partnerships has only limited involvement with derivative financial instruments and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Partnership's consolidated financial statements.

(2)  Bridge Notes and Bonds Payable

     On November 24, 1997 the Mortgaged Properties were acquired by the Partnership and were pledged to secure a $140 million loan (the "Bridge Notes") received from Morgan Stanley Mortgage Capital Inc. A portion of the proceeds from the Bridge Notes were utilized in connection with the acquisition of certain of the Reorganization Properties, the funding of deferred financing costs, the establishment of replacement reserves and the remainder being distributed to MAALP.

     A portion of the Bridge Notes proceeds was used to repay certain debt attributable to Willow Creek, resulting in an extraordinary loss of $16,000 in 1997.

     On March 6, 1998, the Partnership issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the 26 mortgaged properties. The net proceeds from the sale of the Bonds were applied to the Bridge Notes and utilized to fund costs of the issuance.

     In anticipation of the March 6, 1998 Bond issuance discussed above, the Partnership entered four separate interest rate swaps in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average rate of 6.62%. On March 6, 1998 the Company realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts is being amortized into interest expense over the life of the related debt issuance.


(3)  Fair Value Disclosure of Financial Instruments

     Cash, accounts payable and accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value.

     The fixed rate Bonds had a carrying value at December 31, 1998 of $142 million which reasonably estimated their fair value (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1998. These notes are subject to prepayment penalties which would be required to retire these notes prior to maturity.

     The carrying value of the variable rate Bridge Notes at December 31, 1997 was $140 million and reasonably approximated its fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


(5)  Commitments and Contingencies

     The Partnership is not presently subject to any material litigation nor, to the Partnership's knowledge, is any material litigation threatened against the Partnership or any of the Mortgaged Properties, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the financial condition of the Partnership taken as a whole.

(6)  Employee Benefit Plans

     MAALP employees at the Mortgaged Properties participate in employee benefit plans sponsored by MAAC.


(7)  Related Party Transactions

     The accompanying financial statements include the revenues and certain direct operating expenses of the Mortgaged Properties. MAALP provides the Mortgaged Properties management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Mortgaged Properties. Management fees incurred by the Partnership under the terms of the agreement with MAALP were approximately $1,530,000, $1,228,000, and $800,000 for the years ended 1998, 1997 and
     1996, respectively.

(8)  Financial Instruments with Off-Balance Sheet Risk

     The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Partnership occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.


(9)  Segment Information

     The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. At December 31, 1998, the Partnership owned and operated 26 multifamily apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. The Partnership's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Partnership's return criteria and long term investment goals. The Partnership defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

     The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended December 31, 1998, 1997 and 1996 (in 000's):


                                                1998       1997         1996
                                                ----       ----         ----


Multifamily rental revenues                   $ 38,742   $ 30,949    $ 20,251
                                          ============= ========== ===========


Multifamily net operating income                24,535     19,964      13,044
Reconciling items to net income:
  Interest expense                              (9,162)    (1,671)     (2,169)
  General and administrative expenses           (1,515)    (1,238)       (810)
  Depreciation and amortization                 (8,324)    (6,389)     (4,000)
  Amortization of deferred financing costs      (1,026)      (152)        (58)
  Extraordinary items, net                         (86)       (16)          -

                                          ============= ========== ===========
    Net income                                 $ 4,422   $ 10,498     $ 6,007
                                          ============= ========== ===========


Assets                                         1998         1997
------                                         ----         ----

Multifamily real estate assets             $ 233,164    $ 227,608
Accumulated depreciation -
   multifamily assets                        (22,309)     (13,985)
                                        -------------- -----------
   Total multifamily real estate
     assets, net                             210,855      213,623
Cash and restricted cash                         406        2,502
Other assets                                  13,063        3,238
                                      ============== ===========
    Total assets                           $ 224,324    $ 219,363
                                      ============== ===========


                                              1998          1997        1996
                                              ----          ----        ----

Total expenditures for
    property additions                      $ 5,556      $ 4,951      $ 4,819
                                      ============== ===========  ===========

(10)  Selected Quarterly Financial Information (Unaudited)

                       Mid America Capital Partners, L.P.
                      Quarterly Financial Data (Unaudited)

(Dollars in thousands)

                                        Year Ended December 31, 1998
                                        ----------------------------
                                    First     Second      Third      Fourth
                                    -----     ------      -----      ------
Total revenues                    $ 9,706    $ 9,567    $ 9,819    $ 9,650
Income before extraordinary item  $ 1,213    $ 1,157    $ 1,100    $ 1,038
Extraordinary item                  $ (86)       $ -        $ -
Net income                        $ 1,127    $ 1,157    $ 1,100    $ 1,038

                                         Year Ended December 31, 1997
                                         ----------------------------
                                    First     Second     Third      Fourth
                                    -----     ------     -----      ------
Total revenues                    $ 7,121    $ 7,550    $ 7,749    $ 8,589
Income before extraordinary item  $ 2,541    $ 2,622    $ 3,060    $ 2,291
Extraordinary item                    $ -        $ -        $ -        $16
Net income                        $ 2,541    $ 2,622    $ 3,060    $ 2,275

                  MID AMERICA CAPITAL PARTNERS, L.P.

                             SCHEDULE III

         REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

             Years ended December 31, 1998, 1997 and 1996



     A  summary  of  activity  for  real  estate   investments  and  accumulated
depreciation is as follows:

                                                                                       Costs Capitalized
                                                                                          Subsequent to
                                                                      Initial Cost         Acquisition
                                                                      ------------         -----------

                                                                            Building              Building
                                                                              and                   and
Property Name                          Location          Encumbrance  Land  Fixtures      Land    Fixtures
-------------                          --------          -----------  ----  --------      ----    --------

Belmere ............................   Tampa, FL               -(1)     851     7,667       --        1,036
Crosswinds .........................   Jackson, MS             -(1)   1,535    13,826       --          935
Fairways @ Royal Oak                   Cincinnati, OH          -(1)     814     7,335       --          796
Hermitage at Beechtree                 Cary, NC                -(1)     900     8,099       --          539
Hidden Lake II .....................   Union City, GA          -(1)     621     5,587       --          154
High Ridge .........................   Athens, GA              -(1)     884     7,958       --          170
Howell Commons .....................   Greenville, SC          -(1)   1,304    11,740       --          508
Kirby Station ......................   Memphis, TN             -(1)   1,148    10,337       --        1,994
Lakepointe .........................   Lexington, KY           -(1)     411     3,699       --          622
Lakeside ...........................   Jacksonville, FL        -(1)   1,431    12,883        288      2,287
Marsh Oaks .........................   Atlantic Beach, FL      -(1)     244     2,829       --          557
Napa Valley ........................   Little Rock, AR         -(1)     960     8,642       --          579
Park Haywood .......................   Greenville, SC          -(1)     325     2,925         35      2,459
Park Place .........................   Spartanburg, SC         -(1)     723     6,504       --          482
Pear Orchard .......................   Jackson, MS             -(1)   1,352    12,168       --        1,228
Savannah Creek .....................   Southaven, MS           -(1)     778     7,013       --          499
Shenandoah Ridge ...................   Augusta, GA             -(1)     650     5,850       --        1,820
Somerset ...........................   Jackson, MS             -(1)     477     4,294       --          606
Southland Station I ................   Warner Robins, GA       -(1)     777     6,992       --          383
Steeplechase .......................   Hixson, TN              -(1)     217     1,957       --        1,174
Sutton Place .......................   HornLake, MS            -(1)     894     8,053       --          678
The Village ........................   Lexington, KY           -(1)     900     8,097       --          908
Tiffany Oaks .......................   Altamonte Springs, FL   -(1)   1,024     9,219       --          692
Westside Creek I ...................   Little Rock, AR         -(1)     616     5,559       --          392
Williamsburg Village                   Jackson, TN             -(1)     523     4,711       --          501
Willow Creek .......................   Columbus, GA            -(1)     623     5,523       --          393
-----------------------------------------------------------------------------------------------------------

Total Real Estate Assets ...........                      $142,000  $20,982  $189,467        323    $22,392
===========================================================================================================


                                       Gross Amount
                                       Carried at                                                             Life Used
                                      December 31, 1998                                                       To Compute
                                                                                                             Depreciation
                                                  Building                                                    in latest
                                                     and                   Accumulated            Date of      Income
Property Name                             Land    Fixtures        Total   Depreciation      Net Construction  Statement
-------------                             ----    --------        -----   ------------      ----------------  ---------

Belmere ............................        851      8,703        9,554       (1,314)      8,240        1984   5 - 40
Crosswinds .........................      1,535     14,761       16,296       (1,319)     14,977   1988/1990   5 - 40
Fairways @ Royal Oak................        814      8,131        8,945       (1,207)      7,738        1988   5 - 40
Hermitage at Beechtree..............        900      8,638        9,538         (339)      9,199        1988   5 - 40
Hidden Lake II .....................        621      5,741        6,362         (218)      6,144        1987   5 - 40
High Ridge .........................        884      8,128        9,012         (306)      8,706        1987   5 - 40
Howell Commons .....................      1,304     12,248       13,552         (828)     12,724   1986/1988   5 - 40
Kirby Station ......................      1,148     12,331       13,479       (1,893)     11,586        1978   5 - 40
Lakepointe .........................        411      4,321        4,732         (694)      4,038        1986   5 - 40
Lakeside ...........................      1,719     15,170       16,889       (1,708)     15,181        1985   5 - 40
Marsh Oaks .........................        244      3,386        3,630         (468)      3,162        1986   5 - 40
Napa Valley ........................        960      9,221       10,181         (722)      9,459        1984   5 - 40
Park Haywood .......................        360      5,384        5,744         (789)      4,955        1983   5 - 40
Park Place .........................        723      6,986        7,709         (259)      7,450        1987   5 - 40
Pear Orchard .......................      1,352     13,396       14,748       (2,252)     12,496        1985   5 - 40
Savannah Creek .....................        778      7,512        8,290         (665)      7,625        1989   5 - 40
Shenandoah Ridge ...................        650      7,670        8,320       (1,276)      7,044        1982   5 - 40
Somerset ...........................        477      4,900        5,377         (750)      4,627        1981   5 - 40
Southland Station I ................        777      7,375        8,152         (275)      7,877        1987   5 - 40
Steeplechase .......................        217      3,131        3,348         (693)      2,655        1986   5 - 40
Sutton Place .......................        894      8,731        9,625         (782)      8,843        1991   5 - 40
The Village ........................        900      9,005        9,905       (1,442)      8,463        1989   5 - 40
Tiffany Oaks .......................      1,024      9,911       10,935         (724)     10,211        1985   5 - 40
Westside Creek I ...................        616      5,951        6,567         (372)      6,195        1984   5 - 40
Williamsburg Village................        523      5,212        5,735         (793)      4,942        1987   5 - 40
Willow Creek .......................        623      5,916        6,539         (221)      6,318   1971/1977   5 - 40

                                   ----------------------------------------------------------------
Total Real Estate Assets ...........     21,305  $ 211,859      $233,164   ($ 22,309)   $210,855

                                   ================================================================






(1) These 26 communities are encumbered by the $142 million Bonds which mature on March 3, 2003 and have an interest rate of 6.376%.

                      Mid - America Capital Partners, L.P.
                             (a limited partnership)
              Real Estate Investments and Accumulated Depreciation
                             (Dollars in thousands)

                                        1998         1997          1996
                                        ----         ----          ----
Real estate investments:
      Balance at beginning of year   $ 227,608    $ 158,285      $ 87,240
      Acquisitions                           -       64,372        66,226
      Improvements                       5,556        4,951         4,819

                                   ------------- ----------- -------------

      Balance at end of year         $ 233,164    $ 227,608     $ 158,285
                                   ============= =========== =============

Accumulated depreciation:
      Balance at beginning of year    $ 13,985      $ 7,596       $ 3,596
      Depreciation                       8,324        6,389         4,000

                                   ------------- ----------- -------------

      Balance at end of year          $ 22,309     $ 13,985       $ 7,596
                                   ============= =========== =============


                 See accompanying notes to financial statements.