Form 10-Q
period 1999-03-31
MID AMERICA CAPITAL PARTNERS L P
filed 1999-05-17
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
      Class                                             at April 30, 1999
      -----                                             -----------------
                                                              none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of March 31, 1999 (Unaudited) and December 31, 1998

                    Statements of Operations of the Partnership for the three months ended March 31, 1999 and 1998 (Unaudited)

                    Statements of Cash Flows of the Partnership for the three months ended March 31, 1999 and 1998 (Unaudited)

                  Notes  to Financial Statements


Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk


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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                           PART I. Financial Information
               ITEM 1.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                                 Balance Sheets
                March 31, 1999 (Unaudited) and December 31, 1998
                             (Dollars in thousands)

                                                            1999         1998
                                                            ----         ----
Assets:

Real estate assets:
       Land ..........................................   $  21,305    $  21,305
       Buildings and improvements ....................     207,241      204,886
       Furniture, fixtures and equipment .............       4,948        4,603
       Construction in progress ......................         788        2,370
--------------------------------------------------------------------------------
                                                           234,282      233,164
       Less accumulated depreciation .................     (24,473)     (22,309)
--------------------------------------------------------------------------------
             Real estate assets, net .................     209,809      210,855

       Cash ..........................................       2,480         --
       Restricted cash ...............................          32          406
       Deferred financing costs, net .................       4,001        4,248
       Due from limited partner ......................       8,313        8,613
       Other assets ..................................         125          202
--------------------------------------------------------------------------------
           Total assets ..............................   $ 224,760    $ 224,324
================================================================================

Liabilities and Partners' Capital

Liabilities:
       Bonds payable .................................   $ 142,000    $ 142,000
       Bank overdraft ................................        --            667
       Accounts payable ..............................         360          438
       Accrued expenses and other liabilities ........       2,370        1,828
       Due to affiliate ..............................        --            474
       Security deposits .............................         731          706
--------------------------------------------------------------------------------
           Total liabilities .........................     145,461      146,113

Partners' Capital:
       General Partner ...............................       2,418        2,407
       Limited Partner ...............................      76,881       75,804
--------------------------------------------------------------------------------
           Total partners' capital ...................      79,299       78,211
--------------------------------------------------------------------------------
           Total liabilities and partners' capital ...   $ 224,760    $ 224,324
================================================================================


                 See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                            (a limited partnership)
                            Statements of Operations
                   Three months ended March 31, 1999 and 1998

                             (Dollars in thousands)
                                   (Unaudited)



                                                                  1999     1998
                                                                  ----     ----
Revenues:
       Rental ................................................   $9,567   $9,601
       Other .................................................       88      105
--------------------------------------------------------------------------------
       Total revenues ........................................    9,655    9,706
--------------------------------------------------------------------------------

Expenses:
       Personnel .............................................    1,045    1,049
       Building repairs and maintenance ......................      423      402
       Real estate taxes and insurance .......................      965      949
       Utilities .............................................      384      390
       Landscaping ...........................................      257      241
       Other operating .......................................      428      398
       Depreciation and amortization real estate assets ......    2,157    2,056
       Depreciation and amortization non-real estate assets ..        7        8
       General and administrative ............................      386      370
       Interest ..............................................    2,268    2,345
       Amortization of deferred financing costs ..............      247      285
--------------------------------------------------------------------------------
       Total expenses ........................................    8,567    8,493

--------------------------------------------------------------------------------
Income before extraordinary item .............................    1,088    1,213

--------------------------------------------------------------------------------
Extraordinary item:
       Loss on debt extinguishment ...........................     --         86
--------------------------------------------------------------------------------

Net income ...................................................   $1,088   $1,127
================================================================================


                 See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                1999       1998
                                                                ----       ----
Cash flows from operating activities:
       Net income .........................................$   1,088  $   1,127
       Adjustments to reconcile net income to net
          cash provided by operating activities:
                 Depreciation and amortization ............    2,411      2,349
                 Changes in assets and liabilities:
                     Restricted cash ......................      374         66
                     Due to affiliate .....................     (474)      (667)
                     Other assets .........................       77       (125)
                     Accounts payable .....................      (78)       744
                     Accrued expenses and
                       other liabilities ..................      542       (486)
                     Security deposits ....................       25          2
--------------------------------------------------------------------------------
                 Net cash provided by operating activities     3,965      3,010
Cash flows from investing activities:
                 Improvements to properties ...............   (1,118)      (561)
--------------------------------------------------------------------------------
                 Net cash used in investing activities ....   (1,118)      (561)
Cash flows from financing activities:
                 Bank overdraft ...........................     (667)      --
                 Proceeds from notes payable ..............     --      142,000
                 Principal payments on bridge notes payable     --     (140,000)
                 Deferred financing costs .................     --       (3,329)
                 Due from limited partner .................      300        335
--------------------------------------------------------------------------------
                 Net cash used in
                    financing activities ..................     (367)      (994)
--------------------------------------------------------------------------------
                 Net increase in cash
                    and cash equivalents ..................    2,480      1,455
--------------------------------------------------------------------------------
Cash, beginning of period .................................     --        1,570

Cash, end of period .......................................$   2,480  $   3,025
================================================================================

Supplemental disclosure of
     cash flow information:
   Interest paid                                           $   2,268  $   2,530
================================================================================

                See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.       Segment Information

The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. At March 31, 1999, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows for the three months ended as of March 31:

                                                  1999               1998
                                        ----------------  -----------------

Rental Revenues                                  $9,567             $9,601
Other Property Revenues                              88                105
                                        ----------------  -----------------
    Total Revenues                                9,655              9,706
                                        ----------------  -----------------

Property Net Operating Income                     6,153              6,277
Interest Expense                                 (2,268)            (2,345)
General and administrative expenses                (386)              (370)
Amortization of deferred financing costs           (247)              (285)
Depreciation and amortization                    (2,164)            (2,064)

                                        ----------------  -----------------
Net income before extraordinary item             $1,088             $1,213
                                        ================  =================

                          PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at March 31, 1999 was 5,949 in 26 apartment communities, compared to 5,947 in the same communities at March 31, 1998. Average monthly rental per apartment unit increased to $574 at March 31, 1999 from $565 at March 31, 1998. Overall occupancy was 94.6% and 95.0% at March 31, 1999 and 1998, respectively.


RESULTS OF OPERATIONS (Dollars in 000's)


COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

Total revenues for the three months ended March 31, 1999 decreased by $51 due primarily to a slight decrease in occupancy as compared to the same period a year ago.

Property operating expenses for the three months ended March 31, 1999 increased slightly to $3,502 from $3,429 for the three months ended March 31, 1998.

Depreciation and amortization expense also increased slightly from $2,157 to $2,056 due mainly to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $3,965 for the three months ended March 31, 1999 from $3,010 for the three months ended March 31, 1998, mainly related to additional cash flows from operating assets and liabilities.

Net cash flow used in investing activities increased by approximately $557 for the three months ended March 31, 1999 as compared to the same period a year earlier, mainly due to increased capital expenditures to bring these acquired properties to the normal portfolio standards of the parent company (MAAC).

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

Software vendors have certified all of the mission critical applications; these vendors provide the software used for financial, network, property management and telephone systems used by the Partnership. The Partnership does not own any in-house development programs that require replacing or re-writing of code.

The Partnership has performed a thorough assessment of its personal computers and desktop software. All mission critical desktop hardware and software are believed to be compliant. Remediation of non-compliant hardware and software (none of which is mission-critical) is expected to be completed by the end of the third quarter 1999.

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


       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Partnership's market risk as disclosed in the 1998 Annual Report on Form 10-K.

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


                                         MID-AMERICA CAPITAL PARTNERS, L.P.


        5/14/99                         /s/ Simon R.C. Wadsworth
Date:  ---------------                  ------------------------------------
                                        Simon R.C. Wadsworth
                                        President and Director
                                       (Principal Executive Officer)

        5/14/99                         /s/ Mark S. Martini
Date:  ---------------                  ------------------------------------
                                        Mark S. Martini
                                        Director
                                       (Principal Financial and Accounting
                                        Officer)