Form 10-Q
period 1999-06-30
MID AMERICA CAPITAL PARTNERS L P
filed 1999-08-16
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
          Class                                         July 31, 1999
          -----                                         -------------
                                                            none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of June 30, 1999 and December 31, 1998

                    Statement of Operations of the Partnership for the three and six months ended June 30, 1999 and 1998

                    Statement of Cash Flows of the Partnership for the six months ended June 30, 1999 and 1998

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                       PART I. Financial Information
              ITEM 1.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                                 Balance Sheets
                 June 30, 1999 (Unaudited) and December 31, 1998
                             (Dollars in thousands)
                                                             1999         1998
                                                             ----         ----
Assets:

Real estate assets:
       Land ..........................................   $  21,305    $  21,305
       Buildings and improvements ....................     207,606      204,886
       Furniture, fixtures and equipment .............       5,061        4,603
       Construction in progress ......................       1,808        2,370
--------------------------------------------------------------------------------
                                                           235,780      233,164
       Less accumulated depreciation .................     (26,687)     (22,309)
--------------------------------------------------------------------------------
            Real estate assets, net ..................     209,093      210,855

       Cash ..........................................       1,572         --
       Restricted cash ...............................          33          406
       Deferred financing costs, net .................       3,753        4,248
       Due from limited partner ......................      11,731        8,613
       Due from affiliate ............................          36         --
       Other assets ..................................          98          202
--------------------------------------------------------------------------------
          Total assets ...............................   $ 226,316    $ 224,324
================================================================================
Liabilities and Partners' Capital

Liabilities:
       Bonds payable .................................   $ 142,000    $ 142,000
       Bank overdraft ................................        --            667
       Accounts payable ..............................         117          438
       Accrued expenses and other liabilities ........       2,921        1,828
       Due to affiliate ..............................        --            474
       Security deposits .............................         760          706
--------------------------------------------------------------------------------
          Total liabilities ..........................     145,798      146,113

Partners' Capital:
       General Partner ...............................       2,430        2,407
       Limited Partner ...............................      78,088       75,804
--------------------------------------------------------------------------------
          Total partners' capital ....................      80,518       78,211
--------------------------------------------------------------------------------
          Total liabilities and partners' capital ....   $ 226,316    $ 224,324
================================================================================

                See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Operations
                Three and six months ended June 30, 1999 and 1998

                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three months ended   Six months ended
                                                                   June 30,           June 30,
                                                              -----------------  -----------------
                                                                 1999     1998      1999      1998
                                                                 ----     ----      ----      ----
Revenues:
       Rental .............................................   $ 9,770   $ 9,441   $19,337   $19,042
       Other ..............................................       104       126       192       231
---------------------------------------------------------------------------------------------------
       Total revenues .....................................     9,874     9,567    19,529    19,273
---------------------------------------------------------------------------------------------------

Expenses:
       Personnel ..........................................     1,056     1,089     2,101     2,138
       Building repairs and maintenance ...................       495       509       918       911
       Real estate taxes and insurance ....................       954       918     1,919     1,867
       Utilities ..........................................       353       362       737       752
       Landscaping ........................................       261       248       518       489
       Other operating ....................................       412       338       838       736
       Depreciation and amortization real estate assets ...     2,206     2,043     4,363     4,099
       Depreciation and amortization non-real estate assets         7         7        15        15
       General and administrative .........................       395       368       781       738
       Interest ...........................................     2,268     2,281     4,537     4,626
       Amortization of deferred financing costs ...........       247       247       495       532
---------------------------------------------------------------------------------------------------
       Total expenses .....................................     8,654     8,410    17,222    16,903
---------------------------------------------------------------------------------------------------

Income before extraordinary item ..........................     1,220     1,157     2,307     2,370
---------------------------------------------------------------------------------------------------

Extraordinary item:
       Loss on debt extinguishment ........................      --        --          --        86
---------------------------------------------------------------------------------------------------
Net income ................................................   $ 1,220   $ 1,157   $ 2,307   $ 2,284
===================================================================================================

         See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998
                             (Dollars in thousands)


                                                               1999      1998
                                                               ----      ----
Cash flows from operating activities:
       Net income ........................................$  2,307    $  2,284
       Adjustments to reconcile net income to net
          cash provided by operating activities:
                Depreciation and amortization ............   4,873       4,646
                Extraordinary item .......................    --            86
                Changes in assets and liabilities:
                    Restricted cash ......................     373        (214)
                    Due to/from affiliate ................    (510)     (1,737)
                    Other assets .........................     104         (32)
                    Accounts payable .....................    (321)         91
                    Accrued expenses and other
                      liabilities ........................   1,093         283
                    Security deposits ....................      54          14
--------------------------------------------------------------------------------
                Net cash provided by operating activities    7,973       5,421

Cash flows from investing activities:
                Improvements to properties ...............  (2,616)     (1,648)
--------------------------------------------------------------------------------
                Net cash used in investing activities ....  (2,616)     (1,648)

Cash flows from financing activities:
                Repayment of bank overdraft ..............    (667)       --
                Proceeds from notes payable ..............    --       142,000
                Principal payments on bridge notes payable    --      (140,000)
                Deferred financing costs .................    --        (3,606)
                Due from limited partner .................  (3,118)     (1,540)
--------------------------------------------------------------------------------
                Net cash used in financing activities ....  (3,785)     (3,146)
--------------------------------------------------------------------------------
                Net increase in cash and cash equivalents    1,572         627
--------------------------------------------------------------------------------
Cash, beginning of period ................................    --         1,570
--------------------------------------------------------------------------------
Cash, end of period ......................................$  1,572    $  2,197
================================================================================
Supplemental disclosure of cash flow information:
   Interest paid .........................................$  4,537    $  4,710
================================================================================

                 See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.       Segment Information

The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. At June 30, 1999, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.


The revenues and profits for the aggregated communities are summarized as follows for the three and six months ended June 30:

                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                    -------------------  ---------------------
                                         1999     1998         1999      1998
                                    -------------------  ---------------------

Rental revenues                        $9,770   $9,441      $19,337   $19,042
Other property revenues                   104      126          192       231
                                    -------------------  ---------------------
    Total Revenues                      9,874    9,567       19,529    19,273
                                    -------------------  ---------------------

Property net operating income           6,343    6,103       12,498    12,380
Interest expense                        2,268    2,281        4,537     4,626
General and administrative expenses       395      368          781       738
Amortization of deferred
  financing costs                         247      247          495       532
Depreciation and amortization           2,213    2,050        4,378     4,114

                                    -------------------  ---------------------
Net income before extraordinary item   $1,220   $1,157       $2,307    $2,370
                                    ===================  =====================

                          PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at June 30, 1999 was 5,949 in 26 apartment communities, compared to 5,947 in the same communities at June 30, 1998. The increase is due to the conversion of model units to rental units. Average monthly rental per apartment unit increased to $578 at June 30, 1999 from $561 at June 30, 1998. Overall occupancy was 95.1% and 94.9% at June 30, 1999 and 1998, respectively.


RESULTS OF OPERATIONS (Dollars in 000's)


COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

Total revenues for the three months ended June 30, 1999 increased by $307 from the three months ended June 30, 1998. This increase is primarily due to the 3% increase in the average rental rate and to a slight increase in occupancy as compared to the same period a year ago.

Property operating expenses for the three months ended June 30, 1999 increased slightly to $3,531 from $3,464 for the three months ended June 30, 1998. Reductions in personnel, repairs and maintenance and utilities costs, were more than offset by increases in real estate taxes and insurance, landscaping and other operating costs.

Depreciation and amortization expense also increased slightly from $2,050 to $2,213 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

COMPARISON OF THE PARTNERSHIP'S SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

Total revenues for the six months ended June 30, 1999 increased by $256 due primarily to the 3% increase in the average rental rate and a slight increase in occupancy percentage as compared to the same period a year ago.

Property operating expenses for the six months ended June 30, 1999 increased slightly to $7,031 from $6,893 for the six months ended June 30, 1998. Reductions in personnel and utilities costs were more than offset by increases in real estate taxes and insurance, landscaping and other operating costs.

Depreciation and amortization expense also increased slightly from $4,114 to $4,378 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $7,973 for the six months ended June 30, 1999 from $5,421 for the six months ended June 30, 1998, mainly related to additional cash flows from operating assets and liabilities.

Net cash flow used in investing activities increased by approximately $968 for the six months ended June 30, 1999 as compared to the same period a year earlier, mainly due to increased capital expenditures to increase the marketability of these properties in the increasingly competitive markets.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.    Exhibits or Reports on Form 8-K

          (a) Exhibits

               (27.1) Financial Data Schedule for the period ended 6/30/99.


           (b)  Reports on Form 8-K


               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA CAPITAL PARTNERS, L.P.



Date:   8/16/99                     /s/ Simon R.C. Wadsworth
        -------                     ------------------------
                                        Simon R.C. Wadsworth
                                        President and Director
                                       (Principal Executive Officer)


Date:    8/16/99                    /s/ Mark S. Martini
         -------                    -------------------
                                        Mark S. Martini
                                        Director
                                       (Principal Financial and
                                        Accounting Officer)