Form 10-Q
period 1999-09-30
MID AMERICA CAPITAL PARTNERS L P
filed 1999-11-12
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
       Class                                           October 31, 1999
       -----                                           ----------------
                                                            none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                    Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of September 30, 1999 and December 31, 1998

                    Statements of Operations of the Partnership for the three and nine months ended September 30, 1999 and 1998

                    Statements of Cash Flows of the Partnership for the nine months ended September 30, 1999 and 1998

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

PART I. Financial Information
ITEM 1.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                                 Balance Sheets
              September 30, 1999 (Unaudited) and December 31, 1998
                             (Dollars in thousands)

                                                           1999          1998
                                                           ----          ----
Assets:

Real estate assets:
      Land .........................................    $  21,305     $  21,305
      Buildings and improvements ...................      208,247       204,886
      Furniture, fixtures and equipment ............        5,090         4,603
      Construction in progress .....................        2,518         2,370
--------------------------------------------------------------------------------
                                                          237,160       233,164
      Less accumulated depreciation ................      (28,918)      (22,309)
--------------------------------------------------------------------------------
           Real estate assets, net .................      208,242       210,855

      Cash .........................................        1,942          --
      Restricted cash ..............................           33           406
      Deferred financing costs, net ................        3,506         4,248
      Due from limited partner .....................       15,792         8,613
      Other assets .................................          270           202

--------------------------------------------------------------------------------

        Total assets ..............................    $ 229,785     $ 224,324
================================================================================

Liabilities and Partners' Capital

Liabilities:
      Bonds payable ................................    $ 142,000     $ 142,000
      Bank overdraft ...............................         --             667
      Accounts payable .............................          603           438
      Accrued expenses and other liabilities .......        3,450         1,828
      Due to affiliate .............................        1,325           474
      Security deposits ............................          784           706
--------------------------------------------------------------------------------
         Total liabilities .........................      148,162       146,113

Partners' Capital:
      General Partner ..............................        2,441         2,407
      Limited Partner ..............................       79,182        75,804
--------------------------------------------------------------------------------
         Total partners' capital ...................       81,623        78,211
--------------------------------------------------------------------------------
         Total liabilities and partners' capital ...    $ 229,785     $ 224,324
================================================================================


                 See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Operations
             Three and nine months ended September 30, 1999 and 1998

                            (Dollars in thousands) )
                                   (Unaudited)

                                                  Three months     Nine months
                                                     ended            ended
                                                  September 30,   September 30,
                                                  -------------   -------------

                                                  1999    1998    1999    1998
                                                  ----    ----    ----    ----
Revenues:
      Rental ................................. $ 9,969 $ 9,715  $29,306 $28,757
      Other ..................................      94     104      286     335
--------------------------------------------------------------------------------
      Total revenues .........................  10,063   9,819   29,592  29,092
--------------------------------------------------------------------------------

Expenses:
      Personnel ..............................   1,084   1,106    3,185   3,244
      Building repairs and maintenance .......     584     610    1,503   1,521
      Real estate taxes and insurance ........   1,038     921    2,957   2,788
      Utilities ..............................     428     425    1,164   1,177
      Landscaping ............................     271     239      789     728
      Other operating ........................     389     414    1,227   1,150
      Depreciation and amortization
        real estate assets ...................   2,224   2,080    6,587   6,179
      Depreciation and amortization
        non-real estate assets ...............       8      17       23      32
      General and administrative .............     408     392    1,188   1,130
      Interest ...............................   2,278   2,268    6,815   6,894
      Amortization of deferred financing costs     247     247      742     779
--------------------------------------------------------------------------------
      Total expenses .........................   8,959   8,719   26,180  25,622
--------------------------------------------------------------------------------
Income before extraordinary item .............   1,104   1,100    3,412   3,470
--------------------------------------------------------------------------------
Extraordinary item:
      Loss on debt extinguishment ............    --      --        --       86
--------------------------------------------------------------------------------

Net income ................................... $ 1,104 $ 1,100  $ 3,412 $ 3,384
================================================================================


                 See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998
                             (Dollars in thousands)


                                                              1999         1998
                                                              ----         ----
Cash flows from operating activities:
      Net income                                             $3,412      $3,384
      Adjustments to reconcile net income
       to net cash provided by
       operating activities:
              Depreciation and amortization                   7,352       6,990
              Extraordinary item - loss on debt
               extinguishment                                     -          86
              Changes in assets and liabilities:
                  Restricted cash                               373         530
                  Due to/from affiliate                         851        (318)
                  Other assets                                  (68)         29
                  Accounts payable                              165         (50)
                  Accrued expenses and other liabilities      1,621         734
                  Security deposits                              78           -
--------------------------------------------------------------------------------
              Net cash provided by operating activities      13,784      11,385
--------------------------------------------------------------------------------

Cash flows from investing activities:
              Improvements to properties                     (3,996)     (2,968)
--------------------------------------------------------------------------------
              Net cash used in investing activities          (3,996)     (2,968)
--------------------------------------------------------------------------------

Cash flows from financing activities:
              Repayment of bank overdraft                      (667)          -
              Proceeds from notes payable                         -     142,000
              Principal payments on bridge notes payable          -    (140,000)
              Deferred financing costs                            -      (3,613)
              Due from limited partner                       (7,179)     (7,987)
--------------------------------------------------------------------------------
              Net cash used in financing activities          (7,846)     (9,600)
--------------------------------------------------------------------------------
              Net increase (decrease) in cash
                and cash equivalents                          1,942      (1,183)
--------------------------------------------------------------------------------
Cash, beginning of period                                         -       1,570
--------------------------------------------------------------------------------
Cash, end of period                                         $ 1,942       $ 387
================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                            $ 6,815     $ 6,978
================================================================================

                 See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.       Segment Information

At September 30, 1999, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income, which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows:

                                           Three months ended  Nine months ended
                                              September 30,     September 30,
                                            ----------------------------------
                                             1999      1998     1999      1998
                                            ----------------  ----------------

Rental revenues ........................   $ 9,969   $ 9,715   $29,306   $28,757
Other property revenues ................        94       104       286       335
                                           -------   -------   -------   -------
    Total Revenues .....................    10,063     9,819    29,592    29,092
                                           -------   -------   -------   -------

Property net operating income ..........     6,269     6,104    18,767    18,484
Interest expense .......................     2,278     2,268     6,815     6,894
General and administrative expenses ....       408       392     1,188     1,130
Amortization of deferred financing costs       247       247       742       779
Depreciation and amortization ..........     2,232     2,097     6,610     6,211

                                           -------   -------   -------   -------
  Net operating income..................   $ 1,104   $ 1,100   $ 3,412   $ 3,470
                                           =======   =======   =======   =======

                          PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at September 30, 1999 and 1998 was 5,949 in 26 apartment communities. Average monthly rental per apartment unit increased to $578 at September 30, 1999 from $569 at September 30, 1998. Overall occupancy was 95.1% and 94.6% at September 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the three months ended September 30, 1999 increased 2.5% from the three months ended September 30, 1998. This increase is primarily due to the increase in the average rental rate and to a slight increase in occupancy as compared to the same period a year ago.

Property operating expenses for the three months ended September 30, 1999 increased by 2% as compared to the same period a year ago. Reductions in personnel and repairs and maintenance costs were more than offset by increases in real estate taxes and insurance and landscaping costs.

Depreciation and amortization expense also increased from $2,080 to $2,224 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

COMPARISON OF THE PARTNERSHIP'S NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the nine months ended September 30, 1999 increased by 1.7% primarily to the increase in the average rental rate and a slight increase in occupancy percentage as compared to the same period a year ago.

Property  operating  expenses  for the nine  months  ended  September  30,  1999 increased by 2% as compared to the nine months ended September 30, 1998. Reductions in personnel and utilities costs were more than offset by increases in real estate taxes and insurance, landscaping and other operating costs.

Depreciation and amortization expense also increased from $6,179 to $6,587 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased $2,399 for the nine months ended September 30, 1999 mainly related to additional cash flows from operating assets and liabilities.

Net cash flow used in investing activities increased by approximately $1,028 for the nine months ended September 30, 1999 as compared to the same period a year earlier, mainly due to increased capital expenditures to increase the marketability of these properties in the increasingly competitive markets.

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

Software vendors have certified all of the mission critical applications; these vendors provide the software used for financial, network, property management and telephone systems used by the Partnership. The Partnership does not own any in-house development programs that require replacing or re-writing of code. The Partnership has performed a thorough assessment of its personal computers and desktop software. All mission critical desktop hardware and software are believed to be compliant. Remediation of non-compliant hardware and software (none of which is mission-critical) is expected to be completed by the end of the year.

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


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, and future development. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.    Exhibits or Reports on Form 8-K

(a)      Exhibits

        (27)  Financial  Data  Schedule  for  the  period  ended 9/30/99.

           (b)  Reports on Form 8-K


             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MID-AMERICA CAPITAL PARTNERS, L.P.



Date:   11/12/1999                    /s/Simon R.C. Wadsworth
       ________________               __________________________________
                                         Simon R.C. Wadsworth
                                         President and Director
                                        (Principal Executive Officer)


Date:  11/12/1999                     /s/ Mark S. Martini
      _______________                ___________________________________
                                         Mark S. Martini
                                         Diretor
                                        (Principal Financial and Accounting
                                         Officer)