Form 10-K
period 1999-12-31
MID AMERICA CAPITAL PARTNERS L P
filed 2000-03-30
CIK 1051531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1999

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


                               Title of Each Class
          Commercial Mortgage Pass Through Certificates, Series 1998 -1
        Representing Benefical Ownership in Mid-America Capital Partners,
                   L.P. 6.376% First Mortgage Bonds, Due 2003

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ x ]

                       MID-AMERICA CAPITAL PARTNERS, L.P.


                                TABLE OF CONTENTS

   Item
                                     PART I

   1.         Business
   2.         Properties
   3.         Legal Proceedings
   4.         Submission of Matters to Vote of Security Holders

                                    PART II

   5.         Market for Registrant's Common Equity and Related Stockholder
               Matters
   6.         Selected Financial Data
   7.         Management's Discussion and Analysis of Financial Condition and
               Results of Operations
              Quantitative and Qualitative Disclosures About Market Risk
   7A.
   8.         Financial Statements and Supplementary Data
   9.         Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

                                    PART III

   10.        Directors and Executive Officers of the Registrant
   11.        Executive Compensation
   12.        Security Ownership of Certain Beneficial Owners and Management
   13.        Certain Relationships and Related Transactions

                                     PART IV

   14.        Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

The Partnership was formed to succeed substantially all the interests in Capital Properties Group (predecessor to the Partnership, "Predecessor"). Distributions to the Partners relating to operations of the Mortgaged Properties will be based upon net cash flow as defined in the Partnership Agreement. Profits and losses are allocated to the Partners in proportion with their ownership interests.

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

GROWTH STRATEGIES

Management's goal is to maximize its return on investment in each apartment community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Partnership seeks higher net rental revenues by enhancing and maintaining the competitiveness of the Mortgaged Properties and manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

o empowering the Partnership's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

o implementing programs to control expenses through investment in cost-saving initiatives;

o ensuring that, through monthly inspections of all Mortgaged Properties by senior management and prompt attention to maintenance and recurring capital needs as well as defined preventive maintenance programs conducted
     quarterly  at  each  property,   the  Mortgaged   Properties  are  properly
     maintained;

o    improving the "curb appeal" of the Mortgaged  Properties  through extensive
     landscaping  and  exterior   improvements   and   repositioning   Mortgaged
     Properties from time to time to maintain market leadership positions;

o    investing heavily in training programs for its property level personnel;

o compensating employees through performance-based compensation and stock ownership programs; and

o maintaining a hands-on management style and "flat" organizational structure that emphasizes senior management's continued close contact with the market and employees.


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

ITEM 2.  PROPERTIES

The following table sets forth certain historical information on the 26 Mortgaged Properties owned at December 31, 1999:


The following table presents information concerning the properties at December 31, 1999:


                                                                                    Approximate   Average   Rent Per    Occupancy
                                                      Year      Year                 Rentable      Unit      Unit at      % at
                                                      Comp-   Management  Number      Area         Size    December 31, December 31,
Property (1)              Location                    leted   Commenced  Of Units   (Square Ft.)(Square Ft.)   1999        1999
------------              --------                    -----   ---------  --------   ----------- ------------   ----        ----
 Belmere ..............   Tampa, FL                    1984      1994       210       202,440         964       $649        92.9%
 Crosswinds ...........   Jackson, MS             1988/1990      1996       360       443,200       1,231       $606        96.1%
 Fairways at Royal Oak    Cincinnati, OH               1988      1994       214       214,477       1,002       $627        92.5%
 Hermitage at Beechtree   Cary, NC                     1988      1997       194       169,776         875       $687        89.2%
 Hidden Lake II .......   Union City, GA               1987      1997       160       154,000         963       $670        95.6%
 High Ridge ...........   Athens, GA                   1987      1997       160       186,608       1,166       $765        94.4%
 Howell Commons .......   Greenville, SC            1986/88      1997       348       292,840         841       $509        95.7%
 Kirby Station ........   Memphis, TN                  1978      1994       371       310,173         836       $589        98.4%
 Lakepointe ...........   Lexington, KY                1986      1994       118        90,614         768       $562        99.2%
 Lakeside .............   Jacksonville, FL             1985      1996       416       344,192         827       $605        91.3%
 Marsh Oaks ...........   Atlantic Beach, FL           1986      1995       120        93,280         777       $560        94.2%
 Napa Valley ..........   Little Rock, AR              1984      1996       240       183,216         763       $548        92.9%
 Park Haywood .........   Greenville, SC               1983      1993       208       156,776         754       $537        98.1%
 Park Place ...........   Spartanburg, SC              1987      1997       184       195,312       1,061       $604        91.8%
 Pear Orchard .........   Jackson, MS                  1985      1994       389       338,400         870       $577        94.1%
 Savannah Creek .......   Memphis, TN                  1989      1996       204       237,200       1,162       $624        96.1%
 Shenandoah Ridge .....   Augusta, GA                  1982      1994       272       222,800         819       $477        97.1%
 Somerset Place .......   Jackson, MS                  1981      1995       144       126,848         881       $519        94.4%
 Southland Station I ..   Warner Robins, GA            1987      1997       160       186,704       1,167       $642        97.5%
 Steeplechase .........   Chattanooga, TN              1986      1991       108        98,602         913       $566        92.6%
 Sutton Place .........   Memphis, TN                  1991      1996       253       267,600       1,062       $595        95.7%
 Tiffany Oaks .........   Altamonte Springs, FL        1985      1996       288       234,224         813       $607        97.6%
 Village, The .........   Lexington, KY                1989      1994       252       182,716         725       $593        95.6%
 Westside Creek I .....   Little Rock, AR              1984      1997       142       148,030       1,042       $604        89.4%
 Williamsburg Village .   Jackson, TN                  1987      1994       148       121,412         820       $539        90.5%
 Willow Creek .........   Columbus, GA              1971-77      1997       285       246,668         866       $504        97.2%

                                                 ===================================================================================
  Total Properties                                                        5,948     5,448,108         916       $586       94.82%
                                                 ===================================================================================


(1) All 26 of these communities are encumbered by the Bonds of $142 million which mature on March 3, 2003 and have an interest rate of 6.376%.

TEM 3.  LEGAL PROCEEDINGS

The Partnership is not presently subject to any material litigation nor, to the Partnership's knowledge, is any material litigation threatened against the Partnership, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the business, financial condition, liquidity or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              None.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data on an historical basis for the Partnership. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                          Mid - America Capital Partners, L.P.
                                                (a limited partnership)
                                                Selected Financial Data
                                      (Dollars in thousands except per share data)

                                                                         Year Ended December 31,
                                                   ----------------------------------------------------------------------
                                                   ----------------------------------------------------------------------
                                                                                                     (Predecessor)
                                                             1999          1998           1997        1996          1995
Operating Data:
Total revenues                                           $ 39,683      $ 38,742       $ 30,949    $ 20,251      $ 14,497
Expenses:
    Property expenses                                      14,517        14,207         10,985       7,207         5,306
    General and administrative                              1,596         1,515          1,238         810           580
    Interest                                                9,083         9,162          1,671       2,169         2,225
    Depreciation and amortization                           8,853         8,324          6,389       4,000         2,614
    Amortization of deferred financing costs                  990         1,026            152          58            48
                                                   ----------------------------------------------------------------------

Income before extraordinary item                            4,644         4,508         10,514       6,007         3,724
Extraordinary item - loss on debt extinguishment                -           (86)           (16)          -             -
                                                   ----------------------------------------------------------------------
Net income                                                $ 4,644       $ 4,422       $ 10,498     $ 6,007       $ 3,724
                                                   ======================================================================


Balance Sheet Data:
Real estate owned, at cost                              $ 238,319     $ 233,164      $ 227,608   $ 158,285      $ 87,240
Real estate owned, net                                  $ 207,157     $ 210,855      $ 213,623   $ 150,699      $ 83,653
Total assets                                            $ 230,447     $ 224,324      $ 219,363   $ 151,257      $ 84,216
Total debt                                              $ 142,000     $ 142,000      $ 140,000    $ 16,461      $ 22,830
Partners' capital                                        $ 82,855      $ 78,211       $ 73,789   $ 131,951      $ 59,978
Other Data (at end of period):
Number of properties owned                                     26            26             26          18            12
Number of apartment units owned                             5,948         5,948          5,948       4,314         2,554


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership and its Predecessor for the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the financial statements included in this report.

The Partnership had 26 communities consisting of 5,948 total apartment units at December 31, 1999, 1998 and 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE PARTNERSHIP'S YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

Total revenues increased $941,000 in 1999 due to increased rental revenues. Rental revenues increased as compared to 1998 due to a 2.4% increase in the average rental rate and a .5% increase in the average occupancy during 1999 for the total 5,948 units owned.

Property operating expenses include costs for personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating costs. Property operating expenses for 1999 increased by $310,000 mainly due to increases of $218,000 in real estate taxes and insurance, $112,000 in landscaping, and $107,000 in other operating costs. These increases were partially offset by costs reductions of $89,000 in building repairs and maintenance and $38,000 in utilities.

COMPARISON  OF  THE   PARTNERSHIP'S   YEAR  ENDED   DECEMBER  31,  1998  TO  THE
PREDECESSOR'S YEAR ENDED DECEMBER 31, 1997

Total revenues for 1998 increased by $7,793,000 due primarily to $7,217,000 from the communities acquired in 1997 and $576,000 from the communities owned throughout both periods.

Property operating expenses include costs for personnel, repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating costs. Property operating expenses for 1998 increased by $3,222,000 due primarily to $2,735,000 from the communities acquired in 1997 and $487,000 from the communities owned throughout both periods.

Depreciation and amortization expense increased $2,809,000 for 1998 compared to the same period a year earlier primarily due to (i) depreciation expense of $1,427,000 from the communities acquired in 1997, (ii) depreciation expense of $508,000 from the communities owned throughout both periods, and (iii) $874,000 of additional amortization expense for the deferred financing costs incurred on the March 6, 1998 issuance of Bonds.

Interest expense increased $7,491,000 in 1998 as compared to 1997 primarily due to the issuance of the Bonds.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased to $17,128 in 1999 from $12,285 in 1998. The increase was primarily due to changes in operating assets and liabilities during the period primarily related to timing of payments for real estate taxes and amounts due to affiliates.

The Partnership used $5,155,000 in cash for investing activities. The funds were used for preventive maintenance and recurring capital needs, as well as, improving the "curb appeal" of the properties through landscaping and exterior improvements.

The Partnership used $8,306,000 in financing activities during 1999, $7,639,000 of which was related to payments of excess flows to the Limited Partner. An additional $667,000 was used to repay a bank overdraft from December 1998.

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

YEAR 2000

During 1999 the Company completed all phases of an action plan designed to minimize the impact of Year 2000 ("Y2K") issue. Currently the Company has experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our vendors. In the event that these disruptions are significant, they could have a material impact on the Company.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the apartment Mortgaged Properties. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives and plans of the Partnership will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is to changes in interest rates obtainable on the Bonds. The Partnership's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The
Partnership does not enter into derivative or interest rate transactions for speculative purposes. The Bonds outstanding at December 31, 1999 have a fixed interest rate of 6.376% and mature in 2003. When the Bonds mature in 2003, the Partnership will have exposure to interest rate risk related to the expected refinincing of the the Bond principal. As of December 31, 1999, the interest rate on the Bonds reasonably approximated the rate attainable by the Partnership on debt instruments with similar terms. The Partnership does not have any other material market-sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report, Consolidated Financial Statements and Selected Quarterly Financial Information are set forth herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Partnership's independent accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to the Registrant's filing on Form S-3 relating to the issuance of the Bonds, filed with the Securities and Exchange Commission December 17, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Registrant's filing on Form S-3 relating to the issuance of the Bonds, filed with the Securities and Exchange Commission December 17, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Registrant's filing on Form S-3 relating to the issuance of the Bonds, filed with the Securities and Exchange Commission December 17, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MAALP provides the Mortgaged Properties management and other services (including employee benefits) for a 4% management fee. MAALP also provides funds, as needed, for the capital improvements made to the Mortgaged Properties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K:

1.        Independent Auditors' Report
          Balance Sheets as of December 31, 1999 and 1998
          Statements of Operations for the years ended
               December 31, 1999, 1998 and 1997
            Statements of Partners' Capital for the years ended
               December 31, 1999, 1998  and 1997
          Statement of Cash Flows for the years ended
               December 31, 1999, 1998  and 1997
          Notes to Financial Statements for the years ended
               December 31, 1999, 1998 and 1997



2. Financial Statement Schedule required to be filed by item 8 and Paragraph (d) of this item 14: Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 1999


3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit
Numbers Exhibit Description
------- -------------------
1.1*    Underwriting Agreement
3.1*    Certificate of Limited Partnership of Mid-America Capital Partners, L.P.
3.2*    Limited  Partnership  Agreement  between MAAC, Inc., as General Partner and Mid-America Apartments, L.P., a limited partner relating to the formation of Mid-America Capital Partners, L.P., a Delaware limited partnership
3.3*    Certificate of Incorporation of MAACP, Inc.
3.4*    Bylaws of MAACP, Inc.
3.5*    Certificate of Incorporation of Mid-America Finance, Inc.
3.6*    Bylaws of Mid-America Finance, Inc.
4.1*    Form of Amended and Restated Indenture among Mid-America Capital
          Partners, L.P. and Mid-America Apartments, as issuer and La Salle National Bank, as Trustee
4.2*    Form of Trust Agreement between Mid-America Finance,  Inc. as depositor and La Salle National  Bank, as Trustee
4.3*    Form of  Certificate
4.4*    Form of Bond
5.1*    Opinion of Baker, Donelson,  Bearman & Caldwell, a professional corporation
10.1*   Cash Collateral  Account Security,  Pledge and Assignment  Agreement
          among Mid-America Capital Partners, L.P. and Mid-America Apartments, L.P. and First Union Bank, and Morgan Stanley Mortgage Capital, Inc., and La Salle National Bank dated November 21, 1997
10.2*   Form of Deed of Trust, Assignment of Leases and Rents and Security
          Agreement
25.1*   Statement of Eligibility and Qualification of Indenture Trustee on
          Form T-1
27.1    Financial Data Schedule for the period ended 12/31/99
----------------------------------------

* Previously filed as exhibits to the Partnership's Registration Statement on Form S-3, filed with the Commission on December 17, 1997 under Commission File No. 333-42441.


(b)      Reports on Form 8-K
         The following reports were filed on Form 8-K by the registrant during the fourth quarter of 1999:

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



Date:     3/29/00                                /s/Simon R.C. Wadsworth
          -------                                ------------------------
                                                    Simon R.C. Wadsworth
                                                    President
                                                   (Principal Executive Officer)


Date:     3/29/00                                /s/Mark S. Martini
          -------                                ------------------------
                                                    Mark S. Martini
                                                   (Principal Financial and
                                                    Accounting Officer)


Date:     3/29/00                                /s/George E. Cates
          -------                                ------------------------
                                                    George E. Cates
                                                    Director


Date:     3/29/00                                /s/H. Eric Bolton, Jr.
          -------                                ------------------------
                                                    H. Eric Bolton, Jr.
                                                    Director

Date:      3/27/00                                /s/Stephen M. Carpenter
          -------                                ------------------------
                                                    Stephen M. Carpenter
                                                    Director

Date:      3/27/00                                /s/Howard Eddings, Jr.
          -------                                ------------------------
                                                    Howard Eddings, Jr.
                                                    Director

                          Independent Auditors' Report


The Partners
Mid-America Capital Partners, L.P.:


We have audited the accompanying balance sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements we also have audited the financial statement
Schedule III, Real Estate Investments and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of operations and cash flows of the Partnership for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                              KPMG LLP

Memphis, Tennessee
February 25, 2000

                      PART I. Financial Information
                                     ITEM 1.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                                 Balance Sheets
                           December 31, 1999 and 1998
                             (Dollars in thousands)

                                                       1999          1998
                                                       ----          ----
Assets:
Real estate assets:
       Land .....................................   $  21,305    $  21,305
       Buildings and improvements ...............     210,761      204,886
       Furniture, fixtures and equipment ........       5,439        4,603
       Construction in progress .................         814        2,370
--------------------------------------------------------------------------------
                                                      238,319      233,164
       Less accumulated depreciation ............     (31,162)     (22,309)
--------------------------------------------------------------------------------
            Real estate assets, net .............     207,157      210,855

       Cash .....................................       3,667         --
       Restricted cash ..........................          34          406
       Deferred financing costs, net ............       3,258        4,248
       Other assets .............................          79          202
--------------------------------------------------------------------------------
          Total assets ..........................   $ 214,195    $ 215,711
================================================================================
Liabilities and Partners' Capital

Liabilities:
       Bonds payable ............................   $ 142,000    $ 142,000
       Bank overdraft ...........................        --            667
       Accounts payable .........................         404          438
       Accrued expenses and other liabilities ...       2,895        1,828
       Due to affiliate .........................       1,499          474
       Security deposits ........................         794          706
--------------------------------------------------------------------------------
          Total liabilities .....................     147,592      146,113

Partners' Capital:

       General Partner ..........................       2,453        2,407
       Limited Partner ..........................      80,402       75,804
       Due from Limited Partner .................     (16,252)     (8,613)
--------------------------------------------------------------------------------
          Total partners' capital ...............      66,603       69,598
--------------------------------------------------------------------------------
          Total liabilities and partners' capital   $ 214,195    $ 215,711
================================================================================


                 See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)



                                                       1999      1998     1997
                                                       ----      ----     ----

Revenues:
       Rental .......................................$39,260   $38,316   $30,691
       Other ........................................    423       426       258
--------------------------------------------------------------------------------
       Total revenues ............................... 39,683    38,742    30,949
--------------------------------------------------------------------------------

Expenses:
       Personnel ....................................  4,251     4,251     3,148
       Building repairs and maintenance .............  1,964     2,053     1,519
       Real estate taxes and insurance ..............  4,044     3,826     2,985
       Utilities ....................................  1,516     1,554     1,173
       Landscaping ..................................  1,090       978       869
       Other operating ..............................  1,652     1,545     1,291
       Depreciation and amortization real estate
         assets .....................................  8,825     8,284     6,360
       Depreciation and amortization non-real
         estate assets ..............................     28        40        29
       General and administrative ...................  1,596     1,515     1,238
       Interest .....................................  9,083     9,162     1,671
       Amortization of deferred financing costs .....    990     1,026       152
--------------------------------------------------------------------------------
       Total expenses ............................... 35,039    34,234    20,435

--------------------------------------------------------------------------------
Income before extraordinary item ....................  4,644     4,508    10,514
--------------------------------------------------------------------------------
Extraordinary item:
       Loss on debt extinguishment ..................   --          86        16

--------------------------------------------------------------------------------
Net income ..........................................$ 4,644   $ 4,422   $10,498
================================================================================


    See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                         Statements of Partners' Capital
                  Years ended December 31, 1999, 1998 and 1997

                             (Dollars in thousands)


                                                                CPG
                                                              Partners'    Due
                                                              Capital     From      Total
                                          General  Limited    (Prede-    Limited   Partners'
                                          Partner  Partner    (cessor)   Partner    Capital
                                          -------  -------    --------  --------   -------

Balance December 31, 1996 .............. $   --   $     --  $ 131,951   $     --  $ 131,951

      Capital contributions, net
        (prior to Partnership formation)     --         --     24,359         --     24,359
      Formation contribution ...........  2,271    166,630   (166,630)        --      2,271
      Merger with Hermitage
         at Beechtree, LLC ............      90      8,890         --         --      8,980
      Capital distributions, net .......     --   (104,270)        --         --   (104,270)
      Net cash payments to Limited
         Partner........................                                 (1,264)     (1,264)
      Net income .......................      2        176     10,320                10,498
-------------------------------------------------------------------------------------------
Balance December 31, 1997 ..............  2,363     71,426         --    (1,264)     72,525
      Net cash payments to Limited
         Partner........................                                 (7,349)     (7,349)
      Net income .......................     44      4,378         --                 4,422
-------------------------------------------------------------------------------------------
Balance December 31, 1998 .............. $2,407  $  75,804  $      --    (8,613)   $ 69,598
      Net cash payments to Limited
         Partner........................                                 (7,639)     (7,639)
      Net income .......................     46      4,598         --                 4,644
--------------------------------------------------------------------------------------------
Balance December 31, 1998 .............. $2,453  $  80,402  $      --  $(16,252)   $ 66,603
============================================================================================

                 See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)


                                                         1999         1998        1997
                                                         ----         ----        ----
Cash flows from operating activities:
       Net income ...............................   $   4,644    $   4,422    $  10,498
       Adjustments to reconcile net income
          to net cash provided by operating
          activities:
               Depreciation and amortization ....       9,843        9,350        6,541
               Extraordinary item ...............        --             86           16
               Changes in assets and liabilities:
                   Restricted cash ..............         372          526         (654)
                   Due to/from affiliate ........       1,025       (1,122)       1,596
                   Other assets .................         123           29         (120)
                   Accounts payable .............         (34)          48         (197)
                   Accrued expenses and other
                     liabilities ................       1,067       (1,047)       1,166
                   Security deposits ............          88           (7)         164
----------------------------------------------------------------------------------------
               Net cash provided by operating
                 activities .....................      17,128       12,285       19,010

Cash flows from investing activities:
               Purchases of real estate assets ..        --           --        (33,280)
               Improvements to properties .......      (5,155)      (5,556)      (4,951)
----------------------------------------------------------------------------------------
               Net cash used in investing
                 activities .....................      (5,155)      (5,556)     (38,231)

Cash flows from financing activities:
               Bank overdraft ...................        (667)         667         --
               Proceeds from notes payable ......        --        142,000      140,000
               Principal payments on bridge
                 notes payable ..................        --       (140,000)        --
               Principal payments on
                 notes payable ..................        --           --        (38,589)
               Deferred financing costs .........        --         (3,617)      (1,850)
               Due from limited partner .........      (7,639)      (7,349)      (1,264)
               Capital contributions,
                 net (Predecessor) ..............        --           --         24,359
               Formation contribution ...........        --           --          2,271
               Capital distributions, net .......        --           --       (104,270)
----------------------------------------------------------------------------------------
               Net cash used in financing
                 activities .....................      (8,306)      (8,299)      20,657
----------------------------------------------------------------------------------------
               Net increase (decrease) in cash
                 and cash equivalents ...........       3,667       (1,570)       1,436
----------------------------------------------------------------------------------------
Cash, beginning of period .......................        --          1,570          134
----------------------------------------------------------------------------------------
Cash, end of period .............................   $   3,667    $    --      $   1,570
========================================================================================

Supplemental disclosure of cash flow information:
   Interest paid ................................   $   9,083    $   9,276    $     947
----------------------------------------------------------------------------------------
   Noncash investing activities:
      Asumption of debt related to
        property acquisitions ...................   $    --      $    --      $  22,112
----------------------------------------------------------------------------------------

                      See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997



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

         The Mortgaged Properties consist of (i) 20 properties contributed by MAALP comprising the Predecessor; (ii) 5 properties acquired on November 25, 1997 by the Partnership in connection with the consummation of the merger of Flournoy Development Partnership (FDC) with and into MAAC and the other transactions (collectively, the Reorganization Properties) as described in the Agreement and Plan of Reorganization dated as of September 15, 1997 (the Plan of Reorganization) between FDC, MAAC and MAALP consisting of 4 properties acquired from Brown-Flournoy Equity Income Fund Limited Partnership (the Brown-Flournoy Properties) and Willow Creek; and (iii) one property (Hermitage at Beechtree) which was acquired November 25, 1997 through the merger of Hermitage at Beechtree, L.L.C. with and into the Partnership. The Partnership recorded the five properties acquired in connection with the Plan of Reorganization using the purchase method of accounting.

         Basis of Presentation

         The accompanying statement of operations, statement of partners' capital, and statement of cash flows include the accounts of the Partnership from November 24, 1997 (the Partnership Formation Date) through December 31, 1997 and the accounts of the Predecessor for the period from January 1, 1997 through the Partnership Formation Date. As part of the Partnership formation, the contribution of all Mortgaged Property interests was reflected at historical cost in a manner similar to that used in pooling-of-interests accounting.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Real Estate Assets and Depreciation

         Real estate assets are carried at the lower of depreciated cost or estimated fair value, less cost to sell. Interest, property taxes and other development costs incurred during construction is capitalized until completion. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

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

         Due from Limited Partner

         The Partnership periodically makes payments to the Limited Partner based upon the excess cash flows of the Mortgaged Properties (other than the five properties discussed below) from rental operations or receives cash from the limited partner to fund capital improvements on the Mortgaged Properties. These payments and receipts are recorded as a receivable or payable to the Limited Partner and are presented as a reduction of partners' capital in the accompanying financial statements as there are no defined repayment terms between the Limited Partner and the Partnership.

         Due to Affiliate

         The Partnership has five properties, Hidden Lake II, High Ridge, Park Place, Southland Station I and Willow Creek that make payments or receive cash from MAAC in a manner similar to that of the Partnership and Limited Partner described above. These payments and receipts are recorded on the balance sheet of the Partnership as a receivable or payable to an affiliate, MAAC.

         Capital Contributions, Net

         MAALP provided cash management and vendor remittance services for the Predecessor. Net cash flows resulting from these services are treated as capital contributions or distributions. In addition, MAALP provided funding for the Predecessor's property acquisition and improvement projects and for debt service related to the notes payable included in the Predecessor combined financial statements. The amount of these funded activities are contributed by MAALP to the Predecessor as capital contributions. Capital contributions, net for the year ended December 31, 1997, consisted of funds utilized by (dollars in thousands):


              Acquisitions and improvements of properties        $19,064
              Principal payments on notes payable                 16,461
              Intercompany remittances, net                      (11,166)
                                                                 --------

                                                                 $24,359
                                                                 ========



         Income Taxes

         No provision for federal income taxes has been made in the accompanying financial statements. Each partner is responsible for reporting his share of taxable income or loss from the real estate investments.


         Use of Estimates

         Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the repoted amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassification

         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

         On March 6, 1998, the Partnership issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the 26 mortgaged properties, with a net book value of $207.2 million at December 31, 1999. The net proceeds from the sale of the Bonds were applied to the Bridge Notes and utilized to fund costs of the issuance.

         In anticipation of the March 6, 1998 Bond issuance discussed above, the Partnership entered four separate interest rate swaps in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average rate of 6.62%. On March 6, 1998 the Company realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts is being amortized into interest expense over the life of the related debt issuance. Thus, the effective borrowing cost of the Bonds is 6.62% until maturity in March 2003.

(3)      Fair Value Disclosure of Financial Instruments

         Cash, accounts payable, bank overdrafts, accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value.

         The fixed rate Bonds had a carrying value at December 31, 1999 and 1998 of $142 million which reasonably estimated their fair value (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 1999 and 1998. These notes are subject to prepayment penalties which would be required to retire these notes prior to maturity.

         The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(4)      Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, effective for years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued to defer the implementation of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The accounting statement is not expected to have a material impact on the Partner's financial statements. The Partnership will adopt this accounting standard in 2001.

(5)      Commitments and Contingencies

         The Partnership is not presently subject to any material litigation nor, to the Partnership's knowledge, is any material litigation threatened against the Partnership or any of the Mortgaged Properties, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the financial statements of the Partnership.

(7)      Related Party Transactions

         The accompanying financial statements include the revenues and certain direct operating expenses of the Mortgaged Properties. MAALP provides the Properties management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Mortgaged Properties. Management fees incurred by the Partnership under the terms of the agreement with MAALP were approximately $1,587,000, $1,530,000, and $1,228,000 for the years ended 1999, 1998 and 1997, respectively.

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

(9)      Segment Information

         At  December  31,  1999,  the   Partnership   owned  and  operated  26
         multifamily   apartment   communities   from  which  it  derives   all
         significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. The Partnership's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Partnership's return criteria and long term investment goals. The Partnership defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

         The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended December 31, 1999, 1998 and 1997 (in 000's):

                                         1999       1998       1997
                                         ----       ----       ----

Multifamily rental revenues           $ 39,683    $ 38,742     $ 30,949
                                     ========== =========== ============

Multifamily net operating income        25,166      24,535       19,964
Reconciling items to net income:
  Interest expense                      (9,083)     (9,162)      (1,671)
  General and administrative expenses   (1,596)     (1,515)      (1,238)
  Depreciation and amortization         (8,853)     (8,324)      (6,389)
  Amortization of deferred
    financing costs                       (990)     (1,026)        (152)
  Extraordinary items, net                   -         (86)         (16)

                                     ========== =========== ============
    Net income                         $ 4,644     $ 4,422     $ 10,498
                                     ========== =========== ============

Assets                                   1999        1998
------                                   ----        ----

Multifamily real estate assets       $ 238,319   $ 233,164
Accumulated depreciation -
  multifamily assets                   (31,162)    (22,309)
                                    ----------- -----------
                                       207,157     210,855
Cash and Restricted Cash                 3,701         406
Other assets                            19,589      13,063
                                    =========== ===========
    Total Assets                     $ 230,447   $ 224,324
                                    =========== ===========


                                         1999        1998      1997
                                         ----        ----      ----

Total expenditures for
  property additions                   $ 5,155     $ 5,556    $ 4,951
                                    =========== =========== ==========

(10)    Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands)

                                      Year Ended December 31, 1999
                                      ----------------------------
                            First          Second         Third          Fourth
                            -----          ------         -----          ------
Total revenues             $ 9,655        $ 9,874        $10,063        $10,091
Net income                 $ 1,088        $ 1,220        $ 1,104        $ 1,232

                                       Year Ended December 31, 1998
                                       ----------------------------
                            First          Second         Third          Fourth
Total revenues             $ 9,706        $ 9,567        $ 9,819        $ 9,650
Income before
  extraordinary item       $ 1,213        $ 1,157        $ 1,100        $ 1,038
Extraordinary item           $ (86)           $ -            $ -
Net income                 $ 1,127        $ 1,157        $ 1,100        $ 1,038

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                                  Schedule III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                December 31, 1999
                             (Dollars in thousands)


                                                                                          Cost Capitalized    Gross Amount
                                                                        Initial Cost        Acquisition      December 31, 1999
                                                                     ------------------  ------------------  -----------------
                                                                              Building            Building
                         Metropolitan                                           and                 and
Property Name            Area                     Encumbrances       Land     Fixtures    Land    Fixtures            Land
-------------            ----                     ------------       ----     -------     ----    --------            ----

Belmere ..............   Tampa, FL                    --   (1)         851       7,667              808                851
Crosswinds ...........   Jackson, MS                  --   (1)       1,535      13,826              830              1,535
Fairways at Royal Oak    Cincinnati, OH               --   (1)         814       7,335              617                814
Hermitage at Beechtree   Cary, NC                     --   (1)         900       8,099                7                900
Hidden Lake II .......   Union City, GA               --   (1)         621       5,587                3                621
High Ridge ...........   Athens, GA                   --   (1)         884       7,958                2                884
Howell Commons .......   Greenville, SC               --   (1)       1,304      11,740              316              1,304
Kirby Station ........   Memphis, TN                  --   (1)       1,148      10,337            1,753              1,148
Lakepointe ...........   Lexington, KY                --   (1)         411       3,699              571                411
Lakeside .............   Jacksonville, FL             --   (1)       1,431      12,883     289    2,034              1,720
Marsh Oaks ...........   Atlantic Beach, FL           --   (1)         244       2,829              459                244
Napa Valley ..........   Little Rock, AR              --   (1)         960       8,642              448                960
Park Haywood .........   Greenville, SC               --   (1)         325       2,925      35    2,250                360
Park Place ...........   Spartanburg, SC              --   (1)         723       6,504                2                723
Pear Orchard .........   Jackson, MS                  --   (1)       1,352      12,168              982              1,352
Savannah Creek .......   Memphis, TN (4)              --   (1)         778       7,013              365                778
Shenandoah Ridge .....   Augusta, GA                  --   (1)         650       5,850       8    1,678                658
Somerset .............   Jackson, MS                  --   (1)         477       4,294              523                477
Southland Station I ..   Warner Robins, GA            --   (1)         777       6,992               14                777
Steeplechase .........   Chattanooga, TN              --   (1)         217       1,957            1,087                217
Sutton Place .........   Memphis, TN (4)              --   (1)         894       8,053              537                894
The Village ..........   Lexington, KY                --   (1)         900       8,097              757                900
Tiffany Oaks .........   Altamonte Springs, FL        --   (1)       1,024       9,219              500              1,024
Westside Creek I .....   Little Rock, AR              --   (1)         616       5,559              180                616
Williamsburg Village .   Jackson, TN                  --   (1)         523       4,711              407                523
Willow Creek .........   Columbus, GA                 --   (1)         623       5,523                3                614
-----------------------------------------------------------------------------------------------------------------------------------
Total ................                          $ 142,000        $  20,982   $ 189,467  $  332 $ 17,133           $ 21,305
===================================================================================================================================

                      Gross Amount
                       Carried at                                                          Life Used
                    December 31, 1999                                                         to
                    -----------------                                                       Compute
                          Building                                                       Depreciation
                             and                  Accumulated                               in Latest
Property Name             Fixtures      Total    Depreciation       Net    Construction  Income Statement
-------------             --------      -----    ------------       ---    ------------  ----------------

Belmere ..............       9,396      10,247       (1,698)       8,549        1984        5 - 40
Crosswinds ...........      14,971      16,506       (1,917)      14,589     1988/1990      5 - 40
Fairways at Royal Oak        8,299       9,113       (1,559)       7,554        1988        5 - 40
Hermitage at Beechtree       8,950       9,850         (675)       9,175        1988        5 - 40
Hidden Lake II .......       5,811       6,432         (432)       6,000        1987        5 - 40
High Ridge ...........       8,247       9,131         (611)       8,520        1987        5 - 40
Howell Commons .......      12,412      13,716       (1,302)      12,414     1986/1988      5 - 40
Kirby Station ........      12,654      13,802       (2,443)      11,359        1978        5 - 40
Lakepointe ...........       4,364       4,775         (879)       3,896        1986        5 - 40
Lakeside .............      15,338       17,058       (2,418)     14,640        1985        5 - 40
Marsh Oaks ...........       3,429       3,673         (630)       3,043        1986        5 - 40
Napa Valley ..........       9,342      10,302       (1,083)       9,219        1984        5 - 40
Park Haywood .........       5,520        5,880       (1,004)      4,876        1983        5 - 40
Park Place ...........       7,316       8,039         (550)       7,489        1987        5 - 40
Pear Orchard .........      13,612      14,964       (2,792)      12,172        1985        5 - 40
Savannah Creek .......       7,622       8,400         (973)       7,427        1989        5 - 40
Shenandoah Ridge .....       7,797       8,455       (1,628)       6,827        1982        5 - 40
Somerset .............       4,988       5,465         (969)       4,496        1981        5 - 40
Southland Station I ..       7,563       8,340         (565)       7,775        1987        5 - 40
Steeplechase .........       3,262       3,479         (816)       2,663        1986        5 - 40
Sutton Place .........       9,030       9,924       (1,152)       8,772        1991        5 - 40
The Village ..........       9,164      10,064       (1,825)       8,239        1989        5 - 40
Tiffany Oaks .........      10,418      11,442       (1,140)      10,302        1985        5 - 40
Westside Creek I .....       6,054       6,670         (612)       6,058        1984        5 - 40
Williamsburg Village .       5,254       5,777       (1,016)       4,761        1987        5 - 40
Willow Creek .........       6,201       6,815         (473)       6,342     1971/1977      5 - 40
---------------------------------------------------------------------------------------------------------
Total ................      $ 217,014    $238,319   ($ 31,162)  $207,157
========================================================================================================


-------------------------
(1) These 26 communities are encumbered by the $142 million Bonds which mature on March 3, 2003 and have an interest rate of 6.376%.

                       MID AMERICA CAPITAL PARTNERS, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                  Years ended December 31, 1999, 1998 and 1997



A summary of activity for real estate investments and accumulated depreciation is as follows:

                      Mid - America Capital Partners, L.P.
                             (a limited partnership)
              Real Estate Investments and Accumulated Depreciation
                             (Dollars in thousands)

                                            1999         1998          1997
                                            ----         ----          ----
Real estate investments:
       Balance at beginning of year     $ 233,164    $ 227,608    $ 158,285
       Acquisitions                             -            -       64,372
       Improvements                         5,155        5,556        4,951

                                    -------------- ------------ ------------
      Balance at end of year            $ 238,319    $ 233,164    $ 227,608
                                    ============== ============ ============

Accumulated depreciation:
       Balance at beginning of year      $ 22,309     $ 13,985      $ 7,596
       Depreciation                         8,853        8,324        6,389

                                    -------------- ------------ ------------
       Balance at end of year            $ 31,162     $ 22,309     $ 13,985
                                    ============== ============ ============

          See accompanying independentauditor's report.