Form 10-Q
period 2000-03-31
MID AMERICA CAPITAL PARTNERS L P
filed 2000-05-15
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
     Class                                                 April 30, 2000
     -----                                                 --------------

                                                                 none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

                    Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of March 31, 2000 (Unaudited) and December 31, 1999

                    Statement of Operations of the Partnership for the three months ended March 31, 2000 and 1999 (Unaudited)

                    Statement of Cash Flows of the Partnership for the three months ended March 31, 2000 and 1999 (Unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

PART I. Financial Information
ITEM 1.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                                 Balance Sheets
                March 31, 2000 (Unaudited) and December 31, 1999
                             (Dollars in thousands)
                                                           2000         1999
                                                           ----         ----

Assets:

Real estate assets:
       Land                                            $ 21,305     $ 21,305
       Buildings and improvements                       210,879      210,761
       Furniture, fixtures and equipment                  5,459        5,439
       Construction in progress                           1,187          814
-----------------------------------------------------------------------------
                                                        238,830      238,319
       Less accumulated depreciation                    (33,506)     (31,162)
-----------------------------------------------------------------------------
            Real estate assets, net                     205,324      207,157

       Cash                                               1,961        3,667
       Restricted cash                                       34           34
       Deferred financing costs, net                      2,994        3,258
       Other assets                                         150           79
-----------------------------------------------------------------------------
          Total assets                                $ 210,463    $ 214,195
=============================================================================


Liabilities and Partners' Capital

Liabilities:
       Bonds payable                                  $ 142,000    $ 142,000
       Accounts payable                                      89          404
       Accrued expenses and other liabilities             2,333        2,895
       Due to affiliate                                   1,473        1,499
       Security deposits                                    816          794
-----------------------------------------------------------------------------
          Total liabilities                             146,711      147,592

Partners' Capital:
       General Partner                                    2,466        2,453
       Limited Partner                                   81,690       80,402
       Due from limited partner                         (20,404)     (16,252)
-----------------------------------------------------------------------------
          Total partners' capital                        63,752       66,603
-----------------------------------------------------------------------------
          Total liabilities and partners' capital     $ 210,463    $ 214,195
=============================================================================


See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Operations
                   Three months ended March 31, 2000 and 1999

                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three months ended
                                                                   March 31,
                                                             -------------------
                                                                 2000       1999
                                                                 ----       ----
Revenues:
       Rental                                                 $ 10,013   $ 9,567
       Other                                                       123        88
--------------------------------------------------------------------------------
       Total revenues                                           10,136     9,655
--------------------------------------------------------------------------------

Expenses:
       Personnel                                                 1,063     1,045
       Building repairs and maintenance                            435       423
       Real estate taxes and insurance                           1,009       965
       Utilities                                                   348       384
       Landscaping                                                 283       257
       Other operating                                             415       428
       Depreciation and amortization real estate assets          2,336     2,157
       Depreciation and amortization non-real estate assets          8         7
       General and administrative                                  406       386
       Interest                                                  2,268     2,268
       Amortization of deferred financing costs                    264       247
--------------------------------------------------------------------------------
       Total expenses                                            8,835     8,567
--------------------------------------------------------------------------------
Net income                                                     $ 1,301   $ 1,088
================================================================================

See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                             (Dollars in thousands)


                                                                 2000      1999
                                                                 ----      ----
Cash flows from operating activities:
   Net income                                                  $1,301    $1,088
   Adjustments to reconcile net income to net cash provided
    by operating activities:
        Depreciation and amortization                           2,608     2,411
        Changes in assets and liabilities:
            Restricted cash                                         -       374
            Due to/from affiliate                                 (26)     (474)
            Other assets                                          (71)       77
            Accounts payable                                     (315)      (78)
            Accrued expenses and other liabilities               (562)      542
            Security deposits                                      22        25
-------------------------------------------------------------------------------
        Net cash provided by operating activities               2,957     3,965
-------------------------------------------------------------------------------

Cash flows from investing activities:
        Improvements to properties                               (511)   (1,118)
-------------------------------------------------------------------------------
        Net cash used in investing activities                    (511)   (1,118)
-------------------------------------------------------------------------------

Cash flows from financing activities:
        Repayment of bank overdraft                                 -      (667)
        Due from limited partner                               (4,152)      300
-------------------------------------------------------------------------------
        Net cash used in financing activities                  (4,152)     (367)
-------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents   (1,706)    2,480
-------------------------------------------------------------------------------
Cash, beginning of period                                       3,667         -
-------------------------------------------------------------------------------
Cash, end of period                                           $ 1,961   $ 2,480
===============================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                              $ 2,268   $ 2,268
===============================================================================

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                       March 31, 2000 and 1999 (Unaudited)



1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.       Segment Information

At March 31, 2000, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows:


                                                     Three months ended
                                                          March 31,
                                            ----------------------------------
                                                  2000              1999
                                            ----------------  ----------------

Rental revenues                                     $10,013            $9,567
Other property revenues                                 123                88
                                            ----------------  ----------------
    Total Revenues                                   10,136             9,655
                                            ----------------  ----------------

Property net operating income                         6,583             6,153
Interest expense                                      2,268             2,268
General and administrative expenses                     406               386
Amortization of deferred financing costs                264               247
Depreciation and amortization                         2,344             2,164

                                            ----------------  ----------------
  Net income                                         $1,301            $1,088
                                            ================  ================


There have been no material changes in segment assets during the period.

                         PART I. Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three ended March 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at March 31, 2000 and 1999 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $590 at March 31, 2000 from $574 at March 31, 1999. Overall occupancy was 95.8% and 94.6% at March 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

Total revenues for the three months ended March 31, 2000 increased 5.0% from the three months ended March 31, 1999. This increase is due to the increases in the average rental rate and occupancy rate as compared to the same period a year ago.

Property operating expenses for the three months ended March 31, 2000 increased by 1% as compared to the same period a year ago. Reductions in miscellaneous operating expenses and insurance were more than offset by increases in real estate taxes, personnel and landscaping costs.

Depreciation and amortization expense also increased from $2,411 to $2,608 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to $2,957 for the three months ended March 31, 2000 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities decreased by approximately $607 for the three months ended March 31, 2000 as compared to the same period a year earlier, as investing activities returned to a more normal level following increased capital expenditures to bring properties to the portfolio standards of the parent company (MAAC) in the first quarter of 1999.

Net cash used in financing activities increased during the period due to additional cash remittances to the limited partner.

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


       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Partnership's market risk as disclosed in the 1999 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.    Exhibits or Reports on Form 8-K

(a)      Exhibits

         (27)  Financial  Data  Schedule  for  the  period  ended 3/31/00.

           (b)  Reports on Form 8-K


             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MID-AMERICA CAPITAL PARTNERS, L.P.



            4/15/00                                     /s/Simon R.C. Wadsworth
Date:  _______________________                       ___________________________
                                                            Simon R.C. Wadsworth
                                                          President and Director
                                                   (Principal Executive Officer)



            4/15/00                                     /s/Mark S. Martini
Date:  _______________________                       ___________________________
                                                                 Mark S. Martini
                                                                        Director
                                    (Principal Financial and Accounting Officer)