Form 10-Q
period 2000-06-30
MID AMERICA CAPITAL PARTNERS L P
filed 2000-08-14
CIK 1051531

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                                    Number of Shares Outstanding
        Class                                               July 31, 2000
                                                                none

                              TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION


 Item 1.    Financial Statements

            Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of June 30, 2000 (Unaudited) and December 31, 1999

            Statements of Operations of the Partnership for the three and six months ended June 30, 2000 and 1999 (Unaudited)

            Statements of Cash Flows of the Partnership for the six months ended June 30, 2000 and 1999 (Unaudited)

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

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

PART I. Financial Information
ITEM 1.

                     Mid-America Capital Partners, L.P.
                           (a limited partnership)

                               Balance Sheets
               June 30, 2000 (Unaudited) and December 31, 1999
                           (Dollars in thousands)

                                                       2000           1999
                                                       ----           ----
Assets:

Real estate assets:
     Land                                            $  21,305      $  21,305
     Buildings and improvements                        211,004        210,761
     Furniture, fixtures and equipment                   5,489          5,439
     Construction in progress                            1,796            814
------------------------------------------------------------------------------
                                                       239,594        238,319
     Less accumulated depreciation                     (35,911)       (31,162)
------------------------------------------------------------------------------
         Real estate assets, net                       203,683        207,157

     Cash                                                6,798          3,667
     Restricted cash                                        34             34
     Deferred financing costs, net                       2,730          3,258
     Other assets                                          206             79
------------------------------------------------------------------------------
       Total assets                                  $ 213,451      $ 214,195
==============================================================================

Liabilities and Partners' Capital:

Liabilities:
     Bonds payable                                   $ 142,000      $ 142,000
     Accounts payable                                      115            404
     Accrued expenses and other liabilities              3,088          2,895
     Due to affiliate                                    1,450          1,499
     Security deposits                                     832            794
------------------------------------------------------------------------------
       Total liabilities                               147,485        147,592

Partners' Capital:
     General Partner                                     2,478          2,453
     Limited Partner                                    82,895         80,402
     Due from limited partner                          (19,407)       (16,252)
------------------------------------------------------------------------------
       Total partners' capital                          65,966         66,603
------------------------------------------------------------------------------
       Total liabilities and partners' capital       $ 213,451      $ 214,195
==============================================================================


See accompanying notes to financial statements.

                                    Mid-America Capital Partners, L.P.
                                          (a limited partnership)

                                         Statements of Operations
                             Three and six months ended June 30, 2000 and 1999
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                 Three months ended      Six months ended
                                                                      June 30,               June 30,
                                                               ----------------------  ---------------------
                                                                  2000       1999        2000       1999
                                                               ----------- ----------  ---------- ----------
Revenues:
     Rental                                                      $ 10,175    $ 9,770    $ 20,187   $ 19,337
     Other                                                            103        104         227        192
-------------------------------------------------------------------------------------  ---------------------
     Total revenues                                                10,278      9,874      20,414     19,529
-------------------------------------------------------------------------------------  ---------------------

Expenses:
     Personnel                                                      1,061      1,056       2,124      2,101
     Building repairs and maintenance                                 463        495         898        918
     Real estate taxes and insurance                                1,011        954       2,019      1,919
     Utilities                                                        364        353         713        737
     Landscaping                                                      293        261         576        518
     Other operating                                                  425        412         840        838
     Depreciation and amortization real estate assets               2,397      2,206       4,733      4,363
     Depreciation and amortization non-real estate assets               8          7          16         15
     General and administrative                                       507        395         912        781
     Interest                                                       2,268      2,268       4,537      4,537
     Amortization of deferred financing costs                         264        247         528        495
-------------------------------------------------------------------------------------  ---------------------
     Total expenses                                                 9,061      8,654      17,896     17,222

-------------------------------------------------------------------------------------  ---------------------
Net income                                                        $ 1,217    $ 1,220     $ 2,518    $ 2,307
=====================================================================================  =====================

See accompanying notes to financial statements.


                                    Mid-America Capital Partners, L.P.
                                         (a limited partnership)

                                         Statements of Cash Flows
                                 Six months ended June 30, 2000 and 1999
                                          (Dollars in thousands)
                                               (Unaudited)


                                                                                        2000       1999
                                                                                      ---------- ----------
Cash flows from operating activities:
    Net income                                                                          $ 2,518    $ 2,307
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       5,277      4,873
      Changes in assets and liabilities:
          Restricted cash                                                                     -        373
          Due to affiliate                                                                  (49)      (510)
          Other assets                                                                     (127)       104
          Accounts payable                                                                 (289)      (321)
          Accrued expenses and other liabilities                                            193      1,093
          Security deposits                                                                  38         54
-----------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                           7,561      7,973
Cash used in investing activities - improvements to properties                           (1,275)    (2,616)
Cash flows from financing activities:
      Repayment of bank overdraft                                                             -       (667)
      Due from limited partner                                                           (3,155)    (3,118)
-----------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                              (3,155)    (3,785)
-----------------------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                                           3,131      1,572
-----------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                 3,667          -
-----------------------------------------------------------------------------------------------------------
Cash, end of period                                                                     $ 6,798    $ 1,572
===========================================================================================================
Supplemental disclosure of cash flow information:
   Interest paid                                                                        $ 4,537    $ 4,537
===========================================================================================================

See accompanying notes to financial statements.

                      MID-AMERICA CAPITAL PARTNERS, L.P.
                           (a limited partnership)
                        NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 and 1999
                                 (Unaudited)



1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The Partnership is a special purpose Delaware limited partnership. The Partnership was formed on November 24, 1997 for the sole purpose to own 26 apartment communities (the Mortgaged Properties) and manage, renovate, improve, lease, sell, transfer, exchange, mortgage and otherwise deal with the Mortgaged Properties. The sole limited partner of the Partnership is Mid-America Apartments, L.P., a Tennessee limited partnership (MAALP), which is a majority owned subsidiary of Mid-America Apartment Communities, Inc. (MAAC). MAAC owns, directly or through its subsidiaries, all of the outstanding units of partnership interest. MAAC is a self-administered and self-managed umbrella partnership real estate investment trust (REIT). MAAC conducts a substantial portion of its operations through MAALP and subsidiaries of MAALP. The sole general partner of the Partnership is MAACP, Inc., a Tennessee corporation (MAACP), a wholly-owned subsidiary of MAAC. The term of the Partnership shall be to December 31, 2020, unless terminated earlier as provided in the Partnership Agreement or as otherwise provided by law.

2.    Segment Information

At June 30, 2000, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                              Three months ended    Six months ended
                                                   June 30,               June 30,
                                            --------------------- ----------------------
                                              2000        1999       2000        1999
                                            ---------  ---------- ----------  ----------

Rental revenues                             $ 10,175     $ 9,770   $ 20,187    $ 19,337
Other property revenues                          103         104        227         192
                                            --------------------------------------------
    Total Revenues                            10,278       9,874     20,414      19,529
                                            --------------------------------------------

Property net operating income                  6,661       6,343     13,244      12,498
Interest expense                               2,268       2,268      4,537       4,537
General and administrative expenses              507         395        912         781
Amortization of deferred financing costs         264         247        528         495
Depreciation and amortization                  2,405       2,213      4,749       4,378

                                            --------------------------------------------
  Net income                                 $ 1,217     $ 1,220    $ 2,518     $ 2,307
                                            ============================================

There have been no material changes in segment assets during the period.

PART I.  Financial Information
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at June 30, 2000 and 1999 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $596 at June 30, 2000 from $578 at June 30, 1999. Overall occupancy was 95.9% and 95.1% at June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Total revenues for the three months ended June 30, 2000 increased 4.1% from the three months ended June 30, 1999. This increase is due to the increases in the average rental rate and occupancy rate as compared to the same period a year ago.

Property operating expenses for the three months ended June 30, 2000 increased by 2.4% as compared to the same period a year ago. Reductions in building repairs and maintenance were more than offset by increases in real estate taxes and landscaping costs.

Depreciation and amortization expense also increased from $2,213 to $2,405 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

COMPARISON OF THE PARTNERSHIP'S SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenues for the six months ended June 30, 2000 increased by 4.5% due primarily to the increase in average rental rate and a slight increase in occupancy percentage as compared to the same six month period a year ago.

Property operating expenses for the six months ended June 30, 2000 increased 1.9% as compared to the same period a year ago. Reductions in building repairs and maintenance, and utilities were more than offset by increases in real estate taxes and insurance, and landscaping.

Depreciation and amortization expense also increased from $4,378 to $4,749 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to $7,561 for the six months ended June 30, 2000 from $7,973 for the six months ended June 30, 1999 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities decreased by $1,341 for the six months ended June 30, 2000 as compared to the same period a year earlier entirely due to reduced capital improvements to the properties. During 1999, significant improvements were made on the Mortgaged Properties in order to increase the quality and curb appeal of the properties.

Net cash used in financing activities decreased during the period primarily due to the settlement of a bank overdraft in 1999.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits or Reports on Form 8-K

        (a)   Exhibits

               (27) Financial Data Schedule for the period ended 6/30/00.

        (b)  Reports on Form 8-K


         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA CAPITAL PARTNERS, L.P.



Date:          8/14/00              /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Executive Officer)


Date:          8/14/00              /s/Mark S.Martini
                                    Mark S. Martini
                                    Director
                                    Principal Financial and Accounting Officer)