Form 10-Q
period 2000-09-30
MID AMERICA CAPITAL PARTNERS L P
filed 2000-11-14
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

    Class                                           Number of Shares Outstanding
                                                         October 31, 2000
                                                                none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.    Financial Statements

               Balance  Sheets  of  Mid-America  Capital  Partners,   L.P.  (the
               "Partnership") as of September 30, 2000 (Unaudited) and December 31, 1999

               Statements of Operations of the Partnership for the three and nine months ended September 30, 2000 and 1999 (Unaudited)

               Statements of Cash Flows of the Partnership for the nine months ended September 30, 2000 and 1999 (Unaudited)

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

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

PART I. Financial Information
ITEM 1.

                     Mid-America Capital Partners, L.P.
                           (a limited partnership)

                               Balance Sheets
            September 30, 2000 (Unaudited) and December 31, 1999
                           (Dollars in thousands)

                                                       2000           1999
                                                    ----------     ----------
Assets:

Real estate assets:
     Land                                             $ 21,305       $ 21,305
     Buildings and improvements                        211,126        210,761
     Furniture, fixtures and equipment                   5,530          5,439
     Construction in progress                            2,494            814
------------------------------------------------------------------------------
                                                       240,455        238,319
     Less accumulated depreciation                     (38,228)       (31,162)
------------------------------------------------------------------------------
         Real estate assets, net                       202,227        207,157

     Cash and cash equivalents                           1,045          3,667
     Restricted cash                                        35             34
     Deferred financing costs, net                       2,466          3,258
     Other assets                                          784             79
------------------------------------------------------------------------------
       Total assets                                   $206,557       $214,195
==============================================================================
Liabilities and Partners' Capital:

Liabilities:
     Bonds payable                                    $142,000       $142,000
     Accounts payable                                      216            404
     Accrued expenses and other liabilities              3,264          2,895
     Due to affiliate                                    1,377          1,499
     Security deposits                                     826            794
------------------------------------------------------------------------------
       Total liabilities                               147,683        147,592

Partners' Capital:
     General Partner                                     2,490          2,453
     Limited Partner                                    84,146         80,402
     Due from limited partner                          (27,762)       (16,252)
------------------------------------------------------------------------------
       Total partners' capital                          58,874         66,603
------------------------------------------------------------------------------
       Total liabilities and partners' capital        $206,557       $214,195
==============================================================================


See accompanying notes to financial statements.


                                 Mid-America Capital Partners, L.P.
                                      (a limited partnership)

                                      Statements of Operations
                      Three and nine months ended September 30, 2000 and 1999
                                       (Dollars in thousands)
                                            (Unaudited)

                                                          Three months ended     Nine months ended
                                                             September 30,         September 30,
                                                        ----------------------  ---------------------
                                                           2000       1999        2000       1999
                                                        ----------- ----------  ---------- ----------
Revenues:
     Rental                                                $10,270    $ 9,969     $30,457    $29,306
     Other                                                      95         94         322        286
-----------------------------------------------------------------------------------------------------
     Total revenues                                         10,365     10,063      30,779     29,592
-----------------------------------------------------------------------------------------------------

Expenses:
     Personnel                                               1,124      1,084       3,249      3,185
     Building repairs and maintenance                          556        584       1,453      1,503
     Real estate taxes and insurance                           992      1,038       3,011      2,957
     Utilities                                                 389        428       1,102      1,164
     Landscaping                                               296        271         872        789
     Other operating                                           461        389       1,301      1,227
     Depreciation and amortization real estate assets        2,308      2,224       7,041      6,587
     Depreciation and amortization non-real estate assets        8          8          24         23
     General and administrative                                431        408       1,343      1,188
     Interest                                                2,272      2,278       6,809      6,815
     Amortization of deferred financing costs                  264        247         793        742
-----------------------------------------------------------------------------------------------------
     Total expenses                                          9,101      8,959      26,998     26,180

-----------------------------------------------------------------------------------------------------
Net income                                                 $ 1,264    $ 1,104     $ 3,781    $ 3,412
=====================================================================================================

See accompanying notes to financial statements.


                                   Mid-America Capital Partners, L.P.
                                        (a limited partnership)

                                        Statements of Cash Flows
                             Nine months ended September 30, 2000 and 1999
                                         (Dollars in thousands)
                                              (Unaudited)
                                                                                      2000       1999
                                                                                    ---------- ----------
Cash flows from operating activities:
    Net income                                                                        $ 3,781    $ 3,412
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     7,858      7,352
      Changes in assets and liabilities:
          Restricted cash                                                                  (1)       373
          Other assets                                                                   (705)       (68)
          Accounts payable                                                               (188)       165
          Accrued expenses and other liabilities                                          369      1,621
          Due to affiliate                                                               (122)       851
          Security deposits                                                                32         78
---------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                        11,024     13,784
---------------------------------------------------------------------------------------------------------
Cash used in investing activities - improvements to properties                         (2,136)    (3,996)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Repayment of bank overdraft                                                           -       (667)
      Due from limited partner                                                        (11,510)    (7,179)
---------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                           (11,510)    (7,846)
---------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                             (2,622)     1,942
---------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                               3,667          -
---------------------------------------------------------------------------------------------------------
Cash, end of period                                                                   $ 1,045    $ 1,942
=========================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                      $ 6,809    $ 6,815
=========================================================================================================

See accompanying notes to financial statements.


                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)



1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.    Recent Accounting Pronouncements

In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity-Deferral of Effective Date of FASB Statement 133", was issued. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's financial statements.

3.    Segment Information

At September 30, 2000, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                             Three months ended     Nine months ended
                                                September 30,         September 30,
                                           ---------------------  ---------------------
                                              2000       1999       2000        1999
                                           ---------- ----------  ---------  ----------
Rental revenues                              $10,270    $ 9,969    $30,457     $29,306
Other property revenues                           95         94        322         286
                                           --------------------------------------------
    Total Revenues                            10,365     10,063     30,779      29,592
                                           --------------------------------------------

Property net operating income                  6,547      6,269     19,791      18,767
Interest expense                               2,272      2,278      6,809       6,815
General and administrative expenses              431        408      1,343       1,188
Amortization of deferred financing costs         264        247        793         742
Depreciation and amortization                  2,316      2,232      7,065       6,610

                                           --------------------------------------------
  Net income                                 $ 1,264    $ 1,104    $ 3,781     $ 3,412
                                           ============================================


There have been no material changes in segment assets during the period.

PART I.  Financial Information
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at September 30, 2000 and 1999 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $602 at September 30, 2000 from $578 at September 30, 1999. Overall occupancy was 96.3% and 95.1% at September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the three months ended September 30, 2000 increased 3.0% from the three months ended September 30, 1999. This increase is due to the increases in the average rental rate and occupancy rate as compared to the same period a year ago.

Property operating expenses for the three months ended September 30, 2000 increased by .6% as compared to the same period a year ago. Reductions in building repairs and maintenance, real estate taxes and insurance, and utilities were more than offset by increases in personnel, landscaping and other operating costs.

Depreciation and amortization expense also increased from $2,232 to $2,316 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

COMPARISON OF THE PARTNERSHIP'S NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the nine months ended September 30, 2000 increased by 4.0% due primarily to the increases in the average rental rate and occupancy rate as compared to the same nine month period a year ago.

Property operating expenses for the nine months ended September 30, 2000 increased 1.5% as compared to the same period a year ago. Reductions in building repairs and maintenance, and utilities were more than offset by increases in real estate taxes and insurance, personnel, landscaping, and other operating costs.

Depreciation and amortization expense also increased from $6,610 to $7,065 primarily due to additional depreciation related to normal capital additions to maintain the properties within the increasingly competitive markets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to $11,024 for the nine months ended September 30, 2000 from $13,784 for the nine months ended September 30, 1999 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities decreased by $1,860 for the nine months ended September 30, 2000 as compared to the same period a year earlier entirely due to reduced capital improvements to the properties. During 1999, significant improvements were made on the Mortgaged Properties in order to increase the quality and curb appeal of the properties.

Net cash used in financing activities increased during the period due to intercompany cash payments to the limited partner.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits or Reports on Form 8-K

        (a)   Exhibits

                    (27) Financial Data Schedule for the period ended 9/30/00.

        (b)   Reports on Form 8-K


                    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA CAPITAL PARTNERS, L.P.



Date:    11/14/2000                 /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Executive Officer)



Date:   11/14/2000                  /s/Mark S. Martini
                                    Mark S. Martini
                                    Director
                                    (Principal Financial and Accounting Officer)