Form 10-K
period 2000-12-31
MID AMERICA CAPITAL PARTNERS L P
filed 2001-04-02
CIK 1051531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2000

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


                               Title of Each Class
          Commercial Mortgage Pass Through Certificates, Series 1998 -1
       Representing Beneficial Ownership in Mid-America Capital Partners,
                   L.P. 6.376% First Mortgage Bonds, Due 2003

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

GROWTH STRATEGIES

Management's goal is to maximize its return on investment in each community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Partnership seeks higher net rental revenues by enhancing and maintaining the competitiveness of the communities and manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

o empowering the Partnership's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

o offering new services to residents, including telephone, cable, and internet access on which it generates fee and commission income;

o implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain communities;

o    improving  the  "curb  appeal"  of  the   communities   through   extensive
     landscaping and exterior improvements and repositioning communities from time to time to maintain market leadership positions;

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

ITEM 2.  PROPERTIES

The following table sets forth certain historical information on an historical basis for the 26 Mortgaged Properties owned at December 31, 2000:


The following table presents information concerning the properties at December 31, 2000:

                                                                                                  Average
                                                                        Approximate  Average      Rent Per    Occupancy
                                                       Year              Rentable     Unit         Unit at      % at
                                             Year    Management Number     Area       Size      December 31, December 31,
Property (1)           Location           Completed  Commenced Of Units (Square Ft.)(Square Ft.)     2000         2000

Belmere                Tampa, FL            1984        1994       210      202,440       964       $680           95.7%
Crosswinds             Jackson, MS          1988/1989   1996       360      443,200     1,231       $626           93.1%
Fairways at Royal Oak  Cincinnati, OH       1988        1994       214      214,477     1,002       $652           91.6%
Hermitage at Beechtree Cary, NC             1988        1997       194      169,776       875       $705           96.9%
Hidden Lake II         Union City, GA       1987        1997       160      154,000       963       $683           95.3%
High Ridge             Athens, GA           1987        1997       160      186,608     1,166       $779           93.1%
Howell Commons         Greenville, SC       1986/1988   1997       348      292,840       841       $537           99.4%
Kirby Station          Memphis, TN          1978        1994       371      310,173       836       $607           94.9%
Lakepointe             Lexington, KY        1986        1994       118       90,614       768       $582           99.2%
Lakeside               Jacksonville, FL     1985        1996       416      344,192       827       $617           97.4%
Marsh Oaks             Atlantic Beach, FL   1986        1995       120       93,280       777       $585           98.3%
Napa Valley            Little Rock, AR      1984        1996       240      183,216       763       $558           94.6%
Park Haywood           Greenville, SC       1983        1993       208      156,776       754       $570           95.7%
Park Place             Spartanburg, SC      1987        1997       184      195,312     1,061       $630           97.8%
Pear Orchard           Jackson, MS          1985        1994       389      338,400       870       $589           85.9%
Savannah Creek         Memphis, TN          1989        1996       204      237,200     1,162       $644           97.5%
Shenandoah Ridge       Augusta, GA          1975/1984   1994       272      222,800       819       $500           90.1%
Somerset Place         Jackson, MS          1981        1995       144      126,848       881       $527           96.5%
Southland Station I    Warner Robins, GA    1987        1997       160      186,704     1,167       $662           99.4%
Steeplechase           Chattanooga, TN      1986        1991       108       98,602       913       $589           96.3%
Sutton Place           Memphis, TN          1991        1996       253      267,600     1,062       $628           93.7%
Tiffany Oaks           Altamonte Spring, FL 1985        1996       288      234,224       813       $625           97.6%
Village, The           Lexington, KY        1989        1994       252      182,716       725       $611           91.3%
Westside Creek I       Little Rock, AR      1984        1997       142      148,030     1,042       $644           91.5%
Williamsburg Village   Jackson, TN          1987        1994       148      121,412       820       $556           95.9%
Willow Creek           Columbus, GA         1968/1978   1997       285      246,668       866       $517           96.8%
-------------------------------------------------------------------------------------------------------------------------
  Total Properties                                               5,948                    916       $607           94.8%
=========================================================================================================================

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

                   Mid - America Capital Partners, L.P.
                          (a limited partnership)
                          Selected Financial Data
               (Dollars in thousands except per share data)

                                                       Year Ended December 31,
                                          -----------------------------------------------------
                                                                           (Predecessor)
                                               2000       1999       1998       1997       1996
                                          ---------  ---------  ---------  ---------  ---------
Operating Data:
Total revenues                            $  41,109  $  39,683  $  38,742  $  30,949  $  20,251
Expenses:
  Property expenses                          14,752     14,517     14,207     10,985      7,207
  Depreciation and amortization               9,360      8,853      8,324      6,389      4,000
  General and administrative                  1,758      1,596      1,515      1,238        810
  Interest                                    9,078      9,083      9,162      1,671      2,169
  Amortization of deferred financing costs    1,056        990      1,026        152         58
                                          -----------------------------------------------------
  Total expenses                             36,004     35,039     34,234     20,435     14,244
Loss on disposition of assets                    44          -          -          -          -
                                          -----------------------------------------------------
Income before extraordinary item              5,061      4,644      4,508     10,514      6,007
Extraordinary item                                -          -        (86)       (16)         -
                                          -----------------------------------------------------
Net income                                $   5,061  $   4,644  $   4,422  $  10,498  $   6,007
                                          =====================================================

Balance Sheet Data:
Real estate owned, at cost                $ 241,478  $ 238,319  $ 233,164  $ 227,608  $ 158,285
Real estate owned, net                    $ 200,966  $ 207,157  $ 210,855  $ 213,623  $ 150,699
Total assets                              $ 204,563  $ 214,195  $ 224,324  $ 219,363  $ 151,257
Total debt                                $ 142,000  $ 142,000  $ 142,000  $ 140,000  $  16,461
Partners' capital                         $  57,608  $  66,603  $  78,211  $  73,789  $ 131,951
Other Data (at end of period):
Number of properties owned                       26         26         26         26         18
Number of apartment units owned               5,948      5,948      5,948      5,948      4,314

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership and its Predecessor for the years ended December 31, 2000, 1999 and 1998. This discussion should be read in conjunction with the financial statements included in this report.

The Partnership 26 communities consisting of 5,948 total apartment units at December 31, 2000, 1999 and 1998.

RESULTS OF OPERATIONS

COMPARISON OF THE PARTNERSHIP'S YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999

Total revenues increased $1,426,000 in 2000 mainly due to increased rental revenues. Rental revenues increased 3.5% from 1999 due to a 3.6% increase in the average rental rate.

Property operating expenses include costs for personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating costs. Property operating expenses for 2000 increased by $235,000 mainly due to increases of $102,000 in personnel costs, $108,000 in landscaping, and $142,000 in other operating costs. These increases were offset by cost reductions of $69,000 in utilities, $27,000 in real estate taxes and insurance, and $21,000 in building repairs and maintenance.

COMPARISON OF THE PARTNERSHIP'S YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998

Total revenues increased $941,000 in 1999 due to increased rental revenues. Rental revenues increased as compared to 1998 due to a 2.4% increase in the average rental rate and a .5% increase in the average occupancy during 1999 for the total 5,948 units owned.

Property operating expenses for 1999 increased by $310,000 mainly due to increases of $218,000 in real estate taxes and insurance, $112,000 in landscaping, and $107,000 in other operating costs. These increases were offset by costs reductions of $89,000 in building repair and maintenance and $38,000 in utilities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased to $14,461,000 in 2000 from $17,128,000 in 1999. The decrease was primarily due to changes in operating assets and liabilities during the period primarily related to timing of payments for real estate taxes and amounts due to affiliates.

The Partnership used $3,213,000 in cash for investing activities in 2000. The funds were used for preventive maintenance and recurring capital needs, as well as, improving the "curb appeal" of the properties through landscaping and exterior improvements.

The Partnership used $14,056,000 in financing activities during 2000, all of which was related to payments of excess cash flows to the Limited Partner.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, future development, and anticipated growth rates of revenues and expenses. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives and plans of the Partnership will be achieved.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is to changes in interest rates obtainable on the Bonds. The Partnership's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The
Partnership does not enter into derivative or interest rate transactions for trading purposes. The Bonds outstanding at December 31, 2000 have a fixed interest rate of 6.376% and mature in 2003. The Partnership estimates that as of December 31, 2000, the attainable interest rate on a debt instrument with similar terms was 7.0%. The Partnership does not have any other material market-sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Independent Auditors' Report, Financial Statements and Selected Quarterly Financial Information are set forth herein.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MAALP provides the Properties management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Mortgaged Properties. Management fees incurred by the Partnership under the terms of the agreement with MAALP were approximately $1,642,000, $1,587,000, and $1,530,000 for the years ended 2000, 1999 and 1998, respectively.

MAALP employees at the Mortgaged Properties participate in employee benefit plans sponsored by MAAC.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

1.     Independent Auditors' Report
       Balance Sheets as of December 31, 2000 and 1999
       Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998
       Statements of Partners' Capital for the years ended
          December 31, 2000, 1999 and 1998
       Statement of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998
       Notes to Financial Statements for the years ended
          December 31, 2000, 1999 and 1998


2. Financial Statement Schedule required to be filed by item 8 and Paragraph (d) of this item 14:
       Schedule III - Real Estate Investments and Accumulated
       Depreciation as of December 31, 2000


3. The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the registrant and are herein incorporated by reference.

Exhibit
Numbers     Exhibit Description
1.1*        Underwriting Agreement
3.1*        Certificate of Limited Partnership of Mid-America Capital  Partners,
            L.P.
3.2*        Limited  Partnership  Agreement  between   MAAC,  Inc.,  as  General
            Partner and Mid-America Apartments, L.P., a limited partner relating to the formation of Mid-America Capital Partners,  L.P.,  a Delaware
            limited partnership
3.3*        Certificate of Incorporation of MAACP, Inc.
3.4*        Bylaws of MAACP, Inc.
3.5*        Certificate of Incorporation of Mid-America Finance, Inc.
3.6*        Bylaws of Mid-America Finance, Inc.
4.1*        Form of Amended and Restated  Indenture  among  Mid-America  Capital
            Partners, L.P. and Mid-America Apartments, as issuer  and  La  Salle
            National Bank, as Trustee
4.2*        Form  of  Trust  Agreement  between  Mid-America  Finance,  Inc.  as depositor and La Salle National Bank, as Trustee
4.3*        Form of Certificate
4.4*        Form of Bond
5.1*        Opinion  of  Baker,  Donelson,  Bearman  &  Caldwell, a professional corporation
10.1*       Cash  Collateral  Account  Security, Pledge and Assignment Agreement
            among Mid-America Capital Partners, L.P. and Mid-America Apartments,
            L.P.  and  First  Union  Bank,  and Morgan Stanley Mortgage Capital,
            Inc., and La Salle National Bank dated November 21, 1997
10.2*       Form of Deed of Trust, Assignment  of  Leases and Rents and Security
            Agreement
25.1*       Statement  of  Eligibility and Qualification of Indenture Trustee on
            Form

----------------------------------------
* Previously filed as exhibits to the Partnership's Registration Statement on Form S-3, filed with the Commission on December 17, 1997 under Commission File No. 333-42441.

(b)   Reports on Form 8-K
        The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2000:
        Form     Events Reported      Date of Report
        None.
(c)   Exhibits:
      See Item 14(a)(3) above.
(d)   Financial Statement Schedules:
      See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA CAPITAL PARTNERS, L.P.


Date: March 27, 2001                /s/Simon R.C. Wadsworth
                                    President
                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Date: March 27, 2001                /s/Simon R. C. Wadsworth
                                    President
                                    (Principal Executive Officer)


Date: March 26, 2001                /s/Mark S. Martini
                                    (Principal Financial and Accounting Officer)



Date: March 26, 2001                /s/George E. Cates
                                    Director


Date: March 26, 2001                /s/H. Eric Bolton, Jr.
                                    Director


Date: March 22, 2001                /s/Stephen M. Carpenter
                                    Director


Date: March 14, 2001                /s/Howard Eddings, Jr.
                                    Director

                          Independent Auditors' Report


The Partners
Mid-America Capital Partners, L.P.:


We have audited the accompanying balance sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements we also have audited the financial statement
Schedule III, Real Estate Investment and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of operations and cash flows of the Partnership for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP

Memphis, Tennessee
February 23, 2001

                         PART I. Financial Information
                                     ITEM 1.

                    Mid-America Capital Partners, L.P.
                          (a limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999
                          (Dollars in thousands)

                                                       2000         1999
---------------------------------------------------------------------------
ASSETS:

Real estate assets:
     Land                                            $  21,305    $  21,305
     Buildings and improvements                        212,941      210,761
     Furniture, fixtures and equipment                   5,801        5,439
     Construction in progress                            1,431          814
----------------------------------------------------------------------------
                                                       241,478      238,319
     Less accumulated depreciation                     (40,512)     (31,162)
----------------------------------------------------------------------------
         Real estate assets, net                       200,966      207,157

     Cash                                                  859        3,667
     Restricted cash                                        35           34
     Deferred financing costs, net                       2,202        3,258
     Other assets                                          501           79
----------------------------------------------------------------------------
       Total assets                                  $ 204,563    $ 214,195
============================================================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Bonds payable                                   $ 142,000    $ 142,000
     Accounts payable                                      118          404
     Accrued expenses and other liabilities              2,652        2,895
     Due to affiliate                                    1,382        1,499
     Security deposits                                     803          794
----------------------------------------------------------------------------
       Total liabilities                               146,955      147,592
----------------------------------------------------------------------------

Partners' Capital:
     General Partner                                     2,504        2,453
     Limited Partner                                    85,412       80,402
     Due from Limited Partner                          (30,308)     (16,252)
----------------------------------------------------------------------------
       Total partners' capital                          57,608       66,603
----------------------------------------------------------------------------
       Total liabilities and partners' capital       $ 204,563    $ 214,195
============================================================================

              See accompanying notes to financial statements.

                             Mid-America Capital Partners, L.P.
                                  (a limited partnership)
                                 Statements of Operations
                      Years ended December 31, 2000, 1999 and 1998
                                  (Dollars in thousands)

                                                               2000       1999       1998
--------------------------------------------------------------------------------------------
Revenues:
     Rental                                                  $ 40,652   $ 39,260   $ 38,316
     Other                                                        457        423        426
--------------------------------------------------------------------------------------------
     Total revenues                                            41,109     39,683     38,742

Expenses:
     Personnel                                                  4,353      4,251      4,251
     Building repairs and maintenance                           1,943      1,964      2,053
     Real estate taxes and insurance                            4,017      4,044      3,826
     Utilities                                                  1,447      1,516      1,554
     Landscaping                                                1,198      1,090        978
     Other operating                                            1,794      1,652      1,545
     Depreciation and amortization real estate assets           9,328      8,825      8,284
     Depreciation and amortization non-real estate assets          32         28         40
     General and administrative                                 1,758      1,596      1,515
     Interest                                                   9,078      9,083      9,162
     Amortization of deferred financing costs                   1,056        990      1,026
--------------------------------------------------------------------------------------------
     Total expenses                                            36,004     35,039     34,234

Loss on disposition of assets                                      44          -          -
--------------------------------------------------------------------------------------------
Income before extraordinary item                                5,061      4,644      4,508
--------------------------------------------------------------------------------------------

Extraordinary item:
     Loss on debt extinguishment                                    -          -         86
--------------------------------------------------------------------------------------------
Net income                                                   $  5,061   $  4,644   $  4,422
============================================================================================

                      See accompanying notes to financial statements.

                             Mid-America Capital Partners, L.P.
                                   (a limited partnership)
                               Statements of Partners' Capital
                         Years ended December 31, 2000, 1999 and 1998
                                   (Dollars in thousands)

                                                                       Due
                                                                       From       Total
                                                General    Limited    Limited   Partners'
                                                Partner    Partner    Partner    Capital
-----------------------------------------------------------------------------------------
 Balance December 31, 1997                      $ 2,363   $ 71,426   $ (1,264)  $ 72,525
      Net cash payments to Limited Partner            -          -     (7,349)    (7,349)
      Net income                                     44      4,378          -      4,422
 -----------------------------------------------------------------------------------------
 Balance December 31, 1998                        2,407     75,804     (8,613)    69,598
      Net cash payments to Limited Partner            -          -     (7,639)    (7,639)
      Net income                                     46      4,598          -      4,644
------------------------------------------------------------------------------------------
 Balance December 31, 1999                        2,453     80,402    (16,252)    66,603
      Net cash payments to Limited Partner            -          -    (14,056)   (14,056)
      Net income                                     51      5,010         -       5,061
------------------------------------------------------------------------------------------
 Balance December 31, 2000                      $ 2,504   $ 85,412   $(30,308)  $ 57,608
==========================================================================================

                      See accompanying notes to financial statements.

                               Mid-America Capital Partners, L.P.
                                    (a limited partnership)
                                    Statements of Cash Flows
                          Years ended December 31, 2000, 1999 and 1998
                                     (Dollars in thousands)

                                                                                 2000      1999       1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                  $ 5,061   $ 4,644  $   4,422
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                         10,416     9,843      9,350
          Loss on disposition of assets                                             44         -          -
          Extraordinary item - loss on early extinguishment of debt                  -         -         86
          Changes in assets and liabilities:
              Restricted cash                                                       (1)      372        526
              Due to/from affiliate                                               (117)    1,025     (1,122)
              Other assets                                                        (422)      123         29
              Accounts payable                                                    (286)      (34)        48
              Accrued expenses and other liabilities                              (243)    1,067     (1,047)
              Security deposits                                                      9        88         (7)
------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             14,461    17,128     12,285
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Net cash used in investing activities - improvements to properties    (3,213)   (5,155)    (5,556)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Bank overdraft                                                             -      (667)       667
          Proceeds from notes payable                                                -         -    142,000
          Principal payments on bridge notes payable                                 -         -   (140,000)
          Deferred financing costs                                                   -         -     (3,617)
          Distributions to limited partner                                     (14,056)   (7,639)    (7,349)
------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                (14,056)   (8,306)    (8,299)
------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                  (2,808)    3,667     (1,570)
------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                        3,667         -      1,570
------------------------------------------------------------------------------------------------------------
Cash, end of period                                                            $   859   $ 3,667  $       -
============================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                               $ 9,077   $ 9,083  $   9,276

                         See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998



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

     Basis of Presentation

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

     Real Estate Assets and Depreciation

     Real estate assets are carried at depreciated cost. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The cost of interior painting, vinyl flooring and blinds are expensed as incurred.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from 8 to 40 years for land improvements and buildings and 5 years for furniture, fixtures and equipment.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Partnership accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

     On March 6, 1998, the Partnership issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the 26 mortgaged properties, with a net book value of $201.0 million at December 31, 2000. The net proceeds from the sale of the Bonds were applied to the Bridge Notes and utilized to fund costs of the issuance.

     In anticipation of the March 6, 1998 Bond issuance discussed above, the Partnership entered four separate forward treasury lock agreements in 1997 with notional amounts aggregating $140 million, the effect of which was to lock the interest rate on $140 million of the Bonds at an average rate of 6.62%. On March 6, 1998 the Partnership realized a $1.4 million loss on the interest rate contracts. The realized loss resulting from the change in the market value of these contracts is being amortized into interest expense over the life of the related debt issuance. Thus, the effective borrowing cost of the Bonds is 6.62% until maturity in March 2003.

(3)  Fair Value Disclosure of Financial Instruments

     Cash, restricted cash, accounts payable and accrued expenses and other liabilities and security deposits are carried at amounts which reasonably approximate their fair value.

     The fixed rate Bonds payable had a carrying value at December 31, 2000 and 1999 of $142 million. The Partnership estimates that their fair market value (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2000 was $141 million. These notes are subject to prepayment penalties which would be required to retire these notes prior to maturity.

     The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(4)  Recent Pronouncements

     In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity-Deferral of Effective Date of FASB Statement 133", was issued. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement did not have a material impact on the Partnership's financial statements.

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

(7)  Related Party Transactions

     MAALP provides the properties management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Mortgaged Properties. Management fees incurred by the Partnership under the terms of the agreement with MAALP were approximately $1,642,000, $1,587,000, and $1,530,000 for the years ended 2000, 1999 and
     1998, respectively.

     MAALP employees at the Mortgaged Properties participate in employee benefit plans sponsored by MAAC.

(8)  Financial Instruments with Off-Balance Sheet Risk

     The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Partnership has utilized derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

(9)  Segment Information

     At December 31, 2000, the Partnership owned and operated 26 multifamily apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. The Partnership's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Partnership's return criteria and long term investment goals. The Partnership defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

     The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended December 31, 2000, 1999 and 1998 (in 000's):


                                                               2000     1999     1998
--------------------------------------------------------------------------------------
Multifamily rental revenues                                 $41,109  $39,683  $38,742

Multifamily net operating income                             26,357   25,166   24,535
Reconciling items to net income:
  Depreciation and amortization                              (9,360)  (8,853)  (8,324)
  General and administrative expenses                        (1,758)  (1,596)  (1,515)
  Interest expense                                           (9,078)  (9,083)  (9,162)
  Amortization of deferred financing costs                   (1,056)    (990)  (1,026)
  Loss on sale of assets                                        (44)       -        -
  Extraordinary item - loss on early extinguishment of debt       -        -      (86)
--------------------------------------------------------------------------------------
    Net income                                              $ 5,061  $ 4,644  $ 4,422
======================================================================================

Assets                                                      2000         1999
--------------------------------------------------------------------------------
Multifamily real estate assets                            $ 241,478   $ 238,319
Accumulated depreciation - multifamily assets               (40,512)    (31,162)
--------------------------------------------------------------------------------
                                                            200,966     207,157
Cash and restricted cash                                        894       3,701
Other assets                                                  2,703       3,337
--------------------------------------------------------------------------------
    Total assets                                          $ 204,563   $ 214,195
================================================================================

                                                               2000       1999       1998
------------------------------------------------------------------------------------------
Total expenditures for property additions                   $ 3,159    $ 5,155     $ 5,556
==========================================================================================

(10)   Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands)

                             Year Ended December 31, 2000
-----------------------------------------------------------------
                         First      Second     Third      Fourth
-----------------------------------------------------------------
Total revenues          $10,136    $10,278    $10,365     $10,330
Net income              $ 1,301    $ 1,217    $ 1,264     $ 1,279

                             Year Ended December 31, 1999
-----------------------------------------------------------------
                         First      Second     Third      Fourth
-----------------------------------------------------------------
Total revenues          $ 9,655    $ 9,874    $10,063     $10,091
Net income              $ 1,088    $ 1,220    $ 1,104     $ 1,232

                                                   MID-AMERICA CAPITAL PARTNERS, L.P.
                                                              Schedule III
                                          REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                            December 31, 2000
                                                         (Dollars in thousands)

                                                                                 Cost Capitalized     Gross Amount
                                                                                   Subsequent to       Carried at
                                                                  Initial Cost      Acquisition     December 31, 2000
                                                                ---------------- ---------------- --------------------
                                                                       Building         Building            Building
                           Metropolitan                                  and              and                  and
Property Name                  Area             Encumbrances     Land  Fixtures   Land  Fixtures     Land    Fixture      Total
-------------------------------------------------------------------------------------------------------------------------------
Belmere                  Tampa, FL              $      - (1)  $   851  $  7,667   $  1   $ 1,847  $   852   $  9,514   $ 10,366
Crosswinds               Jackson, MS                   - (1)    1,535    13,826      -     1,348    1,535     15,174     16,709
Fairways at Royal Oak    Cincinnati, OH                - (1)      814     7,335      -     1,050      814      8,385      9,199
Hermitage at Beechtree   Cary, NC                      - (1)      900     8,099      -       954      900      9,053      9,953
Hidden Lake II           Union City, GA                - (1)      621     5,587      -       243      621      5,830      6,451
High Ridge               Athens, GA                    - (1)      884     7,958      -       401      884      8,359      9,243
Howell Commons           Greenville, SC                - (1)    1,304    11,740      -       767    1,304     12,507     13,811
Kirby Station            Memphis, TN                   - (1)    1,148    10,337      -     2,491    1,148     12,828     13,976
Lakepointe               Lexington, KY                 - (1)      411     3,699      -       723      411      4,422      4,833
Lakeside                 Jacksonville, FL              - (1)    1,431    12,883    289     2,773    1,720     15,656     17,376
Marsh Oaks               Atlantic Beach, FL            - (1)      244     2,829      -       718      244      3,547      3,791
Napa Valley              Little Rock, AR               - (1)      960     8,642      -       803      960      9,445     10,405
Park Haywood             Greenville, SC                - (1)      325     2,925     35     2,744      360      5,669      6,029
Park Place               Spartanburg, SC               - (1)      723     6,504      -       860      723      7,364      8,087
Pear Orchard             Jackson, MS                   - (1)    1,352    12,168     (1)    1,682    1,351     13,850     15,201
Savannah Creek           Memphis, TN                   - (1)      778     7,013      -       807      778      7,820      8,598
Shenandoah Ridge         Augusta, GA                   - (1)      650     5,850      8     2,028      658      7,878      8,536
Somerset                 Jackson, MS                   - (1)      477     4,294      -       779      477      5,073      5,550
Southland Station I      Warner Robins, GA             - (1)      777     6,992      -       639      777      7,631      8,408
Steeplechase             Chattanooga, TN               - (1)      217     1,957      -     1,424      217      3,381      3,598
Sutton Place             Memphis, TN                   - (1)      894     8,053      -     1,087      894      9,140     10,034
The Village              Lexington, KY                 - (1)      900     8,097      -     1,192      900      9,289     10,189
Tiffany Oaks             Altamonte Springs, FL         - (1)    1,024     9,219      -     1,279    1,024     10,498     11,522
Westside Creek I         Little Rock, AR               - (1)      616     5,559      -       614      616      6,173      6,789
Williamsburg Village     Jackson, TN                   - (1)      523     4,711      -       584      523      5,295      5,818
Willow Creek             Columbus, GA                  - (1)      623     5,523     (9)      869      614      6,392      7,006
-------------------------------------------------------------------------------------------------------------------------------
Total                                           $142,000      $20,982  $189,467   $323   $30,706  $21,305   $220,173   $241,478
-------------------------------------------------------------------------------------------------------------------------------

                                                                   Life Used
                                                                   to Compute
                                                                  Depreciation
                                                                   in Latest
                         Accumulated                                 Income
Property Name            Depreciation      Net    Construction    Statement (1)
-------------------------------------------------------------------------------
Belmere                  $ (2,133)     $  8,233    1984             5 - 40
Crosswinds                 (2,554)       14,155    1988/1989        5 - 40
Fairways at Royal Oak      (1,898)        7,301    1988             5 - 40
Hermitage at Beechtree     (1,073)        8,880    1988             5 - 40
Hidden Lake II               (656)        5,795    1987             5 - 40
High Ridge                   (930)        8,313    1987             5 - 40
Howell Commons             (1,801)       12,010    1986/1988        5 - 40
Kirby Station              (2,993)       10,983    1978             5 - 40
Lakepointe                 (1,051)        3,782    1986             5 - 40
Lakeside                   (3,193)       14,183    1985             5 - 40
Marsh Oaks                   (814)        2,977    1986             5 - 40
Napa Valley                (1,472)        8,933    1984             5 - 40
Park Haywood               (1,227)        4,802    1983             5 - 40
Park Place                   (869)        7,218    1987             5 - 40
Pear Orchard               (3,342)       11,859    1985             5 - 40
Savannah Creek             (1,300)        7,298    1989             5 - 40
Shenandoah Ridge           (1,984)        6,552    1975/1984        5 - 40
Somerset                   (1,182)        4,368    1981             5 - 40
Southland Station I          (898)        7,510    1987             5 - 40
Steeplechase                 (967)        2,631    1986             5 - 40
Sutton Place               (1,553)        8,481    1991             5 - 40
The Village                (2,207)        7,982    1985             5 - 40
Tiffany Oaks               (1,572)        9,950    1989             5 - 40
Westside Creek I             (857)        5,932    1984             5 - 40
Williamsburg Village       (1,231)        4,587    1987             5 - 40
Willow Creek                 (755)        6,251    1968/1978        5 - 40
-------------------------------------------------------------------------------
Total                    $(40,512)     $200,966
-------------------------------------------------------------------------------

(1) These 26 communities are encumbered by the $142 million Bonds which mature on March 3, 2003 and have an interest rate of 6.376%.

                       MID AMERICA CAPITAL PARTNERS, L.P.

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                  Years ended December 31, 2000, 1999 and 1998


A summary of activity for real estate investments and accumulated depreciation is as follows:

                      Mid - America Capital Partners, L.P.
                             (a limited partnership)
              Real Estate Investments and Accumulated Depreciation
                             (Dollars in thousands)

                                         2000            1999           1998
-------------------------------------------------------------------------------
Real estate investments:
     Balance at beginning of year     $ 238,319       $ 233,164      $ 227,608
     Improvements                         3,213           5,155          5,556
     Disposals                              (54)              -              -
-------------------------------------------------------------------------------
     Balance at end of year           $ 241,478       $ 238,319      $ 233,164
===============================================================================

Accumulated depreciation:
     Balance at beginning of year     $  31,162       $  22,309      $  13,985
     Depreciation                         9,360           8,853          8,324
     Disposals                              (10)              -              -
-------------------------------------------------------------------------------
     Balance at end of year           $  40,512       $  31,162      $  22,309
===============================================================================

                 See accompanying independent auditor's report.