Form 10-Q
period 2001-03-31
MID AMERICA CAPITAL PARTNERS L P
filed 2001-05-15
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ________ to

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Number of Shares Outstanding
      Class                                                  April 30, 2001
      -----                                            -------------------------
                                                                  none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance   Sheets  of   Mid-America   Capital   Partners,   L.P.   (the
          "Partnership") as of March 31, 2001 (Unaudited) and December 31, 2000

          Statements of Operations of the Partnership for the three months ended March 31, 2001 and 2000 (Unaudited)

          Statements of Cash Flows of the Partnership for the three months ended March 31, 2001 and 2000 (Unaudited)

          Notes to Financial Statements (Unaudited)


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

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                          PART I. Financial Information
                                     ITEM 1.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                                 Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000
                             (Dollars in thousands)
                                                     2001              2000
--------------------------------------------------------------------------------
Assets:
Real estate assets:
      Land                                          $  21,016         $  21,305
      Buildings and improvements                      213,071           212,941
      Furniture, fixtures and equipment                 5,840             5,801
      Construction in progress                          2,219             1,431
--------------------------------------------------------------------------------
                                                      242,146           241,478
      Less accumulated depreciation                   (42,943)          (40,512)
--------------------------------------------------------------------------------
           Real estate assets, net                    199,203           200,966

      Cash and cash equivalents                           707               859
      Restricted cash                                      35                35
      Deferred financing costs, net                     1,944             2,202
      Other assets                                        417               501
--------------------------------------------------------------------------------
         Total assets                               $ 202,306         $ 204,563
================================================================================
Liabilities and partners' capital:
Liabilities:
      Bonds payable                                 $ 142,000         $ 142,000
      Accounts payable                                    100               118
      Accrued expenses and other liabilities            2,415             2,652
      Due to affiliate                                    869             1,382
      Security deposits                                   813               803
--------------------------------------------------------------------------------
         Total liabilities                            146,197           146,955
Partners' capital:
      General partner                                   2,519             2,504
      Limited partner                                  86,855            85,412
      Due from limited partner                        (33,265)          (30,308)
--------------------------------------------------------------------------------
         Total partners' capital                       56,109            57,608
--------------------------------------------------------------------------------
         Total liabilities and partners' capital    $ 202,306         $ 204,563
================================================================================

See accompanying notes to financial statements.

                       Mid-America Capital Partners, L.P.
                             (a limited partnership)

                            Statements of Operations
                   Three months ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three months ended
                                                                March 31,
                                                        ------------------------
                                                            2001         2000
                                                        ------------  ----------
Revenues:
      Rental                                                $ 10,184    $ 10,013
      Other                                                      149         123
--------------------------------------------------------------------------------
      Total revenues                                          10,333      10,136
--------------------------------------------------------------------------------

Expenses:
      Personnel                                                1,118       1,063
      Building repairs and maintenance                           431         435
      Real estate taxes and insurance                          1,077       1,009
      Utilities                                                  359         348
      Landscaping                                                306         283
      Other operating                                            460         415
      Depreciation and amortization real estate assets         2,392       2,336
      Depreciation and amortization non-real estate assets         8           8
      General and administrative                                 435         406
      Interest                                                 2,268       2,268
      Amortization of deferred financing costs                   257         264
--------------------------------------------------------------------------------
      Total expenses                                           9,111       8,835

Gain on disposition, net                                         236           -
--------------------------------------------------------------------------------
Net income                                                  $  1,458    $  1,301
================================================================================

See accompanying notes to financial statements.

                                          Mid-America Capital Partners, L.P.
                                               (a limited partnership)

                                               Statements of Cash Flows
                                      Three months ended March 31, 2001 and 2000
                                                (Dollars in thousands)
                                                     (Unaudited)
                                                                                                2001          2000
                                                                                            ------------- -------------
Cash flows from operating activities:
    Net income                                                                                   $ 1,458       $ 1,301
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                               2,657         2,608
       Changes in assets and liabilities:
           Restricted cash                                                                             -             -
           Other assets                                                                               84           (71)
           Accounts payable                                                                          (18)         (315)
           Accrued expenses and other liabilities                                                   (204)         (562)
           Due to affiliate                                                                         (513)          (26)
           Security deposits                                                                          10            22
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                   3,474         2,957
Cash flows from investing activities:
    Proceeds from disposition of real estate                                                         600             -
    Improvements to properties                                                                    (1,269)         (511)
-----------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                        (669)         (511)
-----------------------------------------------------------------------------------------------------------------------
Cash used in financing activities - due from limited partner                                      (2,957)       (4,152)
-----------------------------------------------------------------------------------------------------------------------
       Net decrease in cash and cash equivalents                                                    (152)       (1,706)
-----------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                            859         3,667
-----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                              $   707       $ 1,961
=======================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                 $ 2,268       $ 2,268
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The Partnership is a special purpose Delaware limited partnership. The Partnership was formed on November 24, 1997 for the sole purpose to own 26 apartment communities (the Mortgaged Properties) and manage, renovate, improve, lease, sell, transfer, exchange, mortgage and otherwise deal with the Mortgaged Properties. The sole limited partner of the Partnership is Mid-America Apartments, L.P., a Tennessee limited partnership (MAALP), which is a majority-owned subsidiary of Mid-America Apartment Communities, Inc. (MAAC). MAAC owns, directly or through its subsidiaries, all of the outstanding units of partnership interest. MAAC is a self-administered and self-managed umbrella partnership real estate investment trust (REIT). MAAC conducts a substantial portion of its operations through MAALP and subsidiaries of MAALP. The sole general partner of the Partnership is MAACP, Inc., a Tennessee corporation (MAACP), a wholly-owned subsidiary of MAAC. The term of the Partnership shall be to December 31, 2020, unless terminated earlier as provided in the Partnership Agreement or as otherwise provided by law.

2.       Recent Accounting Pronouncements

In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity-Deferral of Effective Date of FASB Statement 133", was issued. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement did not have any impact on the Partnership's financial statements.

3.       Real Estate Transactions

Property Dispositions

In March 2001, the Company sold a tract of surplus land adjacent to one of its operating communities for approximately $600,000. The Company recorded a gain for financial reporting purposes of approximately $234,000, which comprises the majority of the caption "gain on dispositions, net" in the accompanying financial statements.

4.       Segment Information

At March 31, 2001, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                                   Three months ended
                                                        March 31,
                                            -------------------------------
                                                 2001            2000
                                            --------------  ---------------
Rental revenues                                  $ 10,184         $ 10,013
Other property revenues                               149              123
                                            -------------------------------
    Total Revenues                                 10,333           10,136
                                            -------------------------------

Property net operating income                       6,582            6,583
Interest expense                                    2,268            2,268
General and administrative expenses                   435              406
Amortization of deferred financing costs              257              264
Depreciation and amortization                       2,400            2,344
Gain on disposition of assets                         236                -

                                            -------------------------------
  Net income                                     $  1,458         $  1,301
                                            ===============================

There have been no material changes in segment assets during the period.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at March 31, 2001 and 2000 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $610 at March 31, 2001 from $590 at March 31, 2000. Overall occupancy was 95.7% and 95.8% at March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Total revenues for the three months ended March 31, 2001 increased 1.9% from the three months ended March 31, 2000. This increase is due to the increases in the average rental rate as compared to the same period a year ago.

Property operating expenses for the three months ended March 31, 2001 increased by 5.6% as compared to the same period a year ago. Increases in personnel, real estate taxes and insurance, and other operating costs represented the majority of the increase.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $3,473 for the three months ended March 31, 2001 from $2,957 for the three months ended March 31, 2000 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities increased by $157 for the three months ended March 31, 2001 as compared to the same period a year earlier entirely due to increased capital improvements to the properties.

Net cash used in financing activities decreased during the period due to intercompany cash payments to the limited partner.

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


       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Partnership's market risk as disclosed in the 2000 Annual Report on Form 10-K.

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


                                    MID-AMERICA CAPITAL PARTNERS, L.P.



Date:    5/15/2001                  /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Executive Officer)



Date:    5/15/2001                  /s/Mark S. Martini
                                    Mark S. Martini
                                    Director
                                    (Principal Financial and Accounting Officer)