Form 10-Q
period 2001-06-30
MID AMERICA CAPITAL PARTNERS L P
filed 2001-08-14
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                                    Number of Shares Outstanding
     Class                                                   July 31, 2001
                                                                  none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.       Financial Statements

               Balance  Sheets  of  Mid-America  Capital  Partners,   L.P.  (the
                    "Partnership") as of June 30, 2001 (Unaudited) and December 31, 2000

               Statements of Operations of the Partnership for the three and six months ended June 30, 2001 and 2000 (Unaudited)

               Statements of Cash  Flows of the  Partnership  for the six months ended June 30, 2001 and 2000 (Unaudited)

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

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                                   PART I. Financial Information
                                             ITEM 1.

                                 Mid-America Capital Partners, L.P.
                                      (a limited partnership)

                                           Balance Sheets
                          June 30, 2001 (Unaudited) and December 31, 2000
                                       (Dollars in thousands)
                                                                        2001               2000
-----------------------------------------------------------------------------------------------------
Assets:

Real estate assets:
      Land                                                              $  21,016          $  21,305
      Buildings and improvements                                          213,294            212,941
      Furniture, fixtures and equipment                                     5,901              5,801
      Construction in progress                                              3,175              1,431
-----------------------------------------------------------------------------------------------------
                                                                          243,386            241,478
      Less accumulated depreciation                                       (45,307)           (40,512)
-----------------------------------------------------------------------------------------------------
           Real estate assets, net                                        198,079            200,966


      Cash and cash equivalents                                             1,395                859
      Restricted cash                                                          36                 35
      Deferred financing costs, net                                         1,701              2,202
      Other assets                                                            141                501
-----------------------------------------------------------------------------------------------------
         Total assets                                                   $ 201,352          $ 204,563
=====================================================================================================

Liabilities and partners' capital:

Liabilities:
      Bonds payable                                                     $ 142,000          $ 142,000
      Accounts payable                                                         84                118
      Accrued expenses and other liabilities                                3,253              2,652
      Due to affiliate                                                        809              1,382
      Security deposits                                                       833                803
-----------------------------------------------------------------------------------------------------
         Total liabilities                                                146,979            146,955

Partners' capital:
      General partner                                                       2,519              2,504
      Limited partner                                                      88,226             85,412
      Due from limited partner                                            (36,372)           (30,308)
-----------------------------------------------------------------------------------------------------
         Total partners' capital                                           54,373             57,608
-----------------------------------------------------------------------------------------------------
         Total liabilities and partners' capital                        $ 201,352          $ 204,563
=====================================================================================================

See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                     (a limited partnership)

                                                    Statements of Operations
                                        Three and six months ended June 30, 2001 and 2000
                                                     (Dollars in thousands)
                                                           (Unaudited)

                                                                          Three months ended              Six months ended
                                                                               June 30,                       June 30,
                                                                     -----------------------------  ------------------------------
                                                                          2001           2000           2001            2000
                                                                     ---------------  ------------  --------------  --------------
Revenues:
      Rental                                                               $ 10,320      $ 10,175        $ 20,504        $ 20,187
      Other                                                                     154           103             302             227
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                         10,474        10,278          20,806          20,414
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
      Personnel                                                               1,143         1,061           2,261           2,124
      Building repairs and maintenance                                          474           463             905             898
      Real estate taxes and insurance                                         1,088         1,011           2,164           2,019
      Utilities                                                                 321           364             680             713
      Landscaping                                                               312           293             619             576
      Other operating                                                           450           425             910             840
      Depreciation and amortization real estate assets                        2,363         2,397           4,755           4,733
      Depreciation and amortization non-real estate assets                        8             8              16              16
      General and administrative                                                425           507             859             912
      Interest                                                                2,268         2,268           4,537           4,537
      Amortization of deferred financing costs                                  243           264             500             528
----------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                          9,095         9,061          18,206          17,896

Gain (loss) on disposition, net                                                  (8)            -             229               -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $  1,371      $  1,217        $  2,829        $  2,518
==================================================================================================================================

See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                    (a limited partnership)

                                                    Statements of Cash Flows
                                            Six months ended June 30, 2001 and 2000
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                                                          2001          2000
                                                                                                      -------------  ------------
Cash flows from operating activities:
    Net income                                                                                             $ 2,829       $ 2,518
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                         5,271         5,277
       Gain on disposition of assets                                                                          (229)            -
       Changes in assets and liabilities:
           Restricted cash                                                                                      (1)            -
           Other assets                                                                                        360           (49)
           Accounts payable                                                                                    (34)         (127)
           Accrued expenses and other liabilities                                                              626          (289)
           Due to affiliate                                                                                   (573)          193
           Security deposits                                                                                    30            38
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                             8,279         7,561
Cash flows from investing activities:
       Proceeds from disposition of real estate                                                                600             -
       Improvements to properties                                                                           (2,279)       (1,275)
---------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                                (1,679)       (1,275)
---------------------------------------------------------------------------------------------------------------------------------
Cash used in financing activities - due from limited partner                                                (6,064)       (3,155)
---------------------------------------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                                               536         3,131
---------------------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                                      859         3,667
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                        $ 1,395       $ 6,798
=================================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                           $ 4,537       $ 4,537
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.       Real Estate Transactions

Property Dispositions

In March 2001, the Company sold a tract of surplus land adjacent to one of its operating communities for approximately $600,000. The Company recorded a gain for financial reporting purposes of approximately $229,000, which comprises the majority of the caption "gain on dispositions, net" in the accompanying financial statements.

4.       Segment Information

At June 30, 2001, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                                   Three months ended                Six months ended
                                                        June 30,                          June 30,
                                            -------------------------------  -------------------------------
                                                 2001            2000             2001             2000
                                            --------------  ---------------  ---------------  --------------

Rental revenues                                  $ 10,320         $ 10,175         $ 20,504        $ 20,187
Other property revenues                               154              103              302             227
                                            -------------------------------  -------------------------------
    Total Revenues                                 10,474           10,278           20,806          20,414
                                            -------------------------------  -------------------------------

Property net operating income                       6,686            6,661           13,267          13,244
Interest expense                                    2,268            2,268            4,537           4,537
General and administrative expenses                   425              507              859             912
Amortization of deferred financing costs              243              264              500             528
Depreciation and amortization                       2,371            2,405            4,771           4,749
Gain on disposition of assets                          (8)               -              229               -

                                            -------------------------------  -------------------------------
  Net income                                     $  1,371         $  1,217         $  2,829        $  2,518
                                            ===============================  ===============================

There have been no material changes in segment assets during the period.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at June 30, 2001 and 2000 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $613 at June 30, 2001 from $596 at June 30, 2000. Overall occupancy was 95.6% and 95.9% at June 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

Total revenues for the three months ended June 30, 2001 increased 1.9% from the three months ended June 30, 2000. This increase is due to the increases in the average rental rate as compared to the same period a year ago.

Property operating expenses for the three months ended June 30, 2001 increased by 4.7% as compared to the same period a year ago. Increases in personnel, real estate taxes and insurance, and other operating costs represented the majority of the increase.

COMPARISON OF THE PARTNERSHIP'S SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Total revenues for the six months ended June 30, 2001 increased 1.9% from the six months ended June 30, 2000. This increase is due to the increases in the average rental rate as compared to the same period a year ago.

Property operating expenses for the six months ended June 30, 2001 increased by 5.1% as compared to the same period a year ago. Increases in personnel, real estate taxes and insurance, and other operating costs represented the majority of the increase.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $8,279 for the six months ended June 30, 2001 from $7,561 for the six months ended June 30, 2000 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities increased by $404 for the six months ended June 30, 2001 as compared to the same period a year earlier entirely due to increased capital improvements to the properties.

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


                                              MID-AMERICA CAPITAL PARTNERS, L.P.



Date:    8/14/2001                  /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Executive Officer)



Date:    8/14/2001                  /s/Mark S. Martini
                                    Mark S. Martini
                                    Director
                                    (Principal Financial and Accounting Officer)