Form 10-Q
period 2001-09-30
MID AMERICA CAPITAL PARTNERS L P
filed 2001-11-14
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                                    Number of Shares Outstanding
      Class                                               October 31, 2001
                                                                 none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.       Financial Statements

               Balance  Sheets  of  Mid-America  Capital  Partners,   L.P.  (the
               "Partnership") as of September 30, 2001 (Unaudited) and December 31, 2000

               Statements of Operations of the Partnership for the three and nine months ended September 30, 2001 and 2000 (Unaudited)

               Statements of Cash Flows of the Partnership for the nine months ended September 30, 2001 and 2000 (Unaudited)

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

Item 6.        Exhibits and Reports on Form 8-K

               Signatures

                                    PART I. Financial Information
                                              ITEM 1.

                                  Mid-America Capital Partners, L.P.
                                       (a limited partnership)

                                           Balance Sheets
                        September 30, 2001 (Unaudited) and December 31, 2000
                                      (Dollars in thousands)
                                                                           2001                2000
-----------------------------------------------------------------------------------------------------
Assets:

Real estate assets:
      Land                                                              $  21,016          $  21,305
      Buildings and improvements                                          213,511            212,941
      Furniture, fixtures and equipment                                     5,968              5,801
      Construction in progress                                              4,077              1,431
-----------------------------------------------------------------------------------------------------
                                                                          244,572            241,478
      Less accumulated depreciation                                       (47,667)           (40,512)
-----------------------------------------------------------------------------------------------------
           Real estate assets, net                                        196,905            200,966


      Cash and cash equivalents                                             1,388                859
      Restricted cash                                                          36                 35
      Deferred financing costs, net                                         1,454              2,202
      Other assets                                                            777                501
-----------------------------------------------------------------------------------------------------
         Total assets                                                   $ 200,560          $ 204,563
-----------------------------------------------------------------------------------------------------

Liabilities and partners' capital:

Liabilities:
      Bonds payable                                                     $ 142,000          $ 142,000
      Accounts payable                                                        149                118
      Accrued expenses and other liabilities                                3,395              2,652
      Due to affiliate                                                        727              1,382
      Security deposits                                                       822                803
-----------------------------------------------------------------------------------------------------
         Total liabilities                                                147,093            146,955

Partners' capital:
      General partner                                                       2,546              2,504
      Limited partner                                                      89,483             85,412
      Due from limited partner                                            (38,562)           (30,308)
-----------------------------------------------------------------------------------------------------
         Total partners' capital                                           53,467             57,608
-----------------------------------------------------------------------------------------------------
         Total liabilities and partners' capital                        $ 200,560          $ 204,563
-----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                     (a limited partnership)

                                                    Statements of Operations
                                     Three and nine months ended September 30, 2001 and 2000
                                                     (Dollars in thousands)
                                                           (Unaudited)

                                                                          Three months ended              Nine months ended
                                                                            September 30,                   September 30,
                                                                     -----------------------------  ------------------------------
                                                                          2001           2000           2001            2000
                                                                     ---------------  ------------  --------------  --------------
Revenues:
      Rental                                                               $ 10,316      $ 10,270        $ 30,820        $ 30,457
      Other                                                                     146            95             677             322
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                         10,462        10,365          31,497          30,779
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
      Personnel                                                               1,163         1,124           3,424           3,249
      Building repairs and maintenance                                          494           556           1,399           1,453
      Real estate taxes and insurance                                         1,142           992           3,306           3,011
      Utilities                                                                 325           389           1,005           1,102
      Landscaping                                                               310           296             929             872
      Other operating                                                           429           461           1,339           1,301
      Depreciation and amortization real estate assets                        2,360         2,308           7,115           7,041
      Depreciation and amortization non-real estate assets                        8             8              24              24
      General and administrative                                                431           431           1,290           1,343
      Interest                                                                2,268         2,272           6,805           6,809
      Amortization of deferred financing costs                                  248           264             748             793
----------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                          9,178         9,101          27,384          26,998
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $  1,284      $  1,264        $  4,113        $  3,781
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                    (a limited partnership)

                                                    Statements of Cash Flows
                                         Nine months ended September 30, 2001 and 2000
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                                                          2001          2000
                                                                                                      -------------  ------------
Cash flows from operating activities:
    Net income                                                                                             $ 4,113       $ 3,781
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                         7,887         7,858
       Changes in assets and liabilities:
           Restricted cash                                                                                      (1)           (1)
           Other assets                                                                                       (276)         (705)
           Accounts payable                                                                                     31          (188)
           Accrued expenses and other liabilities                                                              759           369
           Due to affiliate                                                                                   (655)         (122)
           Security deposits                                                                                    19            32
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                            11,877        11,024
---------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities - improvements to properties                                              (3,094)       (2,136)
---------------------------------------------------------------------------------------------------------------------------------
Cash used in financing activities - due from limited partner                                                (8,254)      (11,510)
---------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash equivalents                                                    529        (2,622)
---------------------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                                      859         3,667
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                        $ 1,388       $ 1,045
---------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                                           $ 6,805       $ 6,809
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2.       Recent Accounting Pronouncements

In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity-Deferral of Effective Date of FASB Statement 133", was issued. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement did not have any impact on the Partnership's financial statements.

3.       Segment Information

At September 30, 2001, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):


                                                   Three months ended              Nine months ended
                                                       September 30,                  September 30,
                                            -------------------------------  -------------------------------
                                                 2001            2000             2001             2000
                                            --------------  ---------------  ---------------  --------------

Rental revenues                                  $ 10,316         $ 10,270         $ 30,820        $ 30,457
Other property revenues                               146               95              677             322
                                            -------------------------------  -------------------------------
    Total Revenues                                 10,462           10,365           31,497          30,779
                                            -------------------------------  -------------------------------

Property net operating income                       6,599            6,547           19,866          19,791
Interest expense                                    2,268            2,272            6,805           6,809
General and administrative expenses                   431              431            1,290           1,343
Amortization of deferred financing costs              248              264              748             793
Depreciation and amortization                       2,368            2,316            7,139           7,065

                                            -------------------------------  -------------------------------
  Net income                                     $  1,284         $  1,264         $  4,113        $  3,781
                                            ===============================  ===============================

There have been no material changes in segment assets during the period.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at September 30, 2001 and 2000 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $617 at September 30, 2001 from $602 at September 30, 2000. Overall occupancy was 95.2% and 96.3% at September 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the three months ended September 30, 2001 increased 0.9% from the three months ended September 30, 2000. This increase is due to the increases in the average rental rate as compared to the same period a year ago and was partially offset by the decline in occupancy.

Property operating expenses for the three months ended September 30, 2001 increased by 1.2% as compared to the same period a year ago. Increases in real estate taxes and insurance represented the majority of the increase. The increase was partially offset by decreases in utilities, and building repairs and maintenance.

COMPARISON OF THE PARTNERSHIP'S NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the nine months ended September 30, 2001 increased 2.3% from the nine months ended September 30, 2000. This increase is due to the increase in the average rental rate as compared to the same period a year ago and was partially offset by the decline in occupancy.

Property operating expenses for the nine months ended September 30, 2001 increased by 3.8% as compared to the same period a year ago. Increases in personnel, and real estate taxes and insurance represented the majority of the increase. The increase was partially offset by decreases in utilities, and building repairs and maintenance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $11,877 for the nine months ended September 30, 2001 from $11,024 for the nine months ended September 30, 2000 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities increased by $958 for the nine months ended September 30, 2001 as compared to the same period a year earlier primarily due to increased capital improvements to the properties.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Partnership is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Partnership evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Partnership will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnership will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Partnership expects to have no unamortized goodwill which will be subject to the transition provisions of Statements 141 and 142.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Partnership is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Partnership's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Partnership's financial statements.

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


                                              MID-AMERICA CAPITAL PARTNERS, L.P.



Date:    11/14/2001                 /s/Simon R.C. Wadsworth
                                     Simon R.C. Wadsworth
                                     President and Director
                                    (Principal Financial and Accounting Officer)