Form 10-K405
period 2001-12-31
MID AMERICA CAPITAL PARTNERS L P
filed 2002-04-01
CIK 1051531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 333-42441

                       MID-AMERICA CAPITAL PARTNERS, L.P.
               (Exact Name of Registrant as Specified in Charter)

                  TENNESSEE                           62-1717980
          (State of Incorporation)      (I.R.S. Employer Identification Number)

                          6584 POPLAR AVENUE, SUITE 300
                            MEMPHIS, TENNESSEE 38138
                    (Address of principal executive offices)

                                 (901) 682-6600
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                               TITLE OF EACH CLASS
          Commercial Mortgage Pass Through Certificates, Series 1998 -1
        Representing Beneficial Ownership in Mid-America Capital Partners,
                   L.P. 6.376% First Mortgage Bonds, Due 2003

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /X/

                       MID-AMERICA CAPITAL PARTNERS, L.P.

                                TABLE OF CONTENTS

ITEM
----
                                     PART I
1.   Business
2.   Properties
3.   Legal Proceedings
4.   Submission of Matters to Vote of Security Holders

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

                                     PART IV

14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations and the future financial performance of Mid-America Capital Partners, L.P. (the "Partnership"), including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, and anticipated growth rates of revenues and expenses. Words such as "expects," "plans," "estimates," "projects," "objectives," "goals" and similar expressions are intended to identify forward-looking statements. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in the Annual Report on Form 10-K will prove to be accurate. A variety of factors, including but not limited to those discussed in this report under the headings "Growth Strategies," "Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations", could cause actual results to differ materially from the anticipated results and other expectations expressed in the forward-looking statements. Other factors set forth from time to time in the Partnership's reports and registration statements filed with the Securities and Exchange Commission should also be considered. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives of the Partnership will be achieved.

The Partnership does not assume any obligation to update the forward-looking statements contained in this report or the reasons why actual results could differ from those projected in such forward-looking statements.

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

GROWTH STRATEGIES

Management's goal is to maximize its return on investment in each community by increasing rental rates and reducing operating expenses while maintaining high occupancy levels. The Partnership seeks higher net rental revenues by enhancing and maintaining the competitiveness of the communities and manages expenses through its system of detailed management reporting and accountability in order to achieve increases in operating cash flow. The steps taken to meet these objectives include:

- empowering the Partnership's property managers to adjust rents in response to local market conditions and to concentrate resident turnover in peak rental demand months;

- offering new services to residents, including telephone, cable, and internet access on which it generates fee and commission income;

- implementing programs to control expenses through investment in cost-saving initiatives, such as the installation of individual apartment unit water and utility meters in certain communities;

- improving the "curb appeal" of the communities through extensive landscaping and exterior improvements and repositioning communities from time to time to maintain market leadership positions;

COMPETITION

All of the Partnership's communities are located in areas that include other apartment communities. Occupancy and rental rates are affected by the number of competitive apartment communities in a particular area. The Partnership's properties compete with numerous other multifamily properties, the owners of which may have greater resources than the Partnership and whose management may have more experience than the Partnership's management. Moreover, single-family rental housing, manufactured housing, condominiums and the new and existing home markets provide housing alternatives to potential residents of apartment communities.

Apartment communities compete on the basis of monthly rent, discounts, and facilities offered such as apartment size and internal amenities, and apartment community amenities, including recreational facilities, management services, and physical property condition. The Partnership makes capital improvements to both the communities and individual apartments on a regular basis in order to maintain a competitive position in each individual market.

ITEM 2. PROPERTIES

The following table sets forth certain historical information on an historical basis for the 26 Mortgaged Properties owned at December 31, 2001:

                                                                                                  APPROXIMATE         AVERAGE
                                                                  YEAR                              RENTABLE            UNIT
                                                   YEAR        MANAGEMENT        NUMBER               AREA              SIZE
PROPERTY (1)             LOCATION                COMPLETED      COMMENCED       OF UNITS          (SQUARE FT.)      (SQUARE FT.)
------------             --------                ---------      ---------      ----------        -------------      ------------
Belmere                  Tampa, FL                  1984          1994                210              202,440              964
Crosswinds               Jackson, MS             1988/1989        1996                360              443,200            1,231
Fairways at Royal Oak    Cincinnati, OH             1988          1994                214              214,477            1,002
Hermitage at Beechtree   Cary, NC                   1988          1997                194              169,776              875
Hidden Lake II           Union City, GA             1987          1997                160              154,000              963
High Ridge               Athens, GA                 1987          1997                160              186,608            1,166
Howell Commons           Greenville, SC          1986/1988        1997                348              292,840              841
Kirby Station            Memphis, TN                1978          1994                371              310,173              836
Lakepointe               Lexington, KY              1986          1994                118               90,614              768
Lakeside                 Jacksonville, FL           1985          1996                416              344,192              827
Marsh Oaks               Atlantic Beach, FL         1986          1995                120               93,280              777
Napa Valley              Little Rock, AR            1984          1996                240              183,216              763
Park Haywood             Greenville, SC             1983          1993                208              156,776              754
Park Place               Spartanburg, SC            1987          1997                184              195,312            1,061
Pear Orchard             Jackson, MS                1985          1994                389              338,400              870
Savannah Creek           Memphis, TN                1989          1996                204              237,200            1,162
Shenandoah Ridge         Augusta, GA             1975/1984        1994                272              222,800              819
Somerset Place           Jackson, MS                1981          1995                144              126,848              881
Southland Station I      Warner Robins, GA          1987          1997                160              186,704            1,167
Steeplechase             Chattanooga, TN            1986          1991                108               98,602              913
Sutton Place             Memphis, TN                1991          1996                253              267,600            1,062
Tiffany Oaks             Altamonte Springs, FL      1985          1996                288              234,224              813
Village, The             Lexington, KY              1989          1994                252              182,716              725
Westside Creek I         Little Rock, AR            1984          1997                142              148,030            1,042
Williamsburg Village     Jackson, TN                1987          1994                148              121,412              820
Willow Creek             Columbus, GA            1968/1978        1997                285              246,668              866
                                                                                    -------                              -------
  TOTAL PROPERTIES                                                                  5,948                                   916
                                                                                    =======                              =======

                                AVERAGE
                                RENT PER           OCCUPANCY
                                 UNIT AT             % AT
                              DECEMBER 31,        DECEMBER 31,
PROPERTY (1)                      2001                2001
------------                  ------------        ------------
Belmere                         $  701                   93.8%
Crosswinds                      $  630                   93.9%
Fairways at Royal Oak           $  661                   88.3%
Hermitage at Beechtree          $  716                   91.8%
Hidden Lake II                  $  699                   93.8%
High Ridge                      $  784                   82.5%
Howell Commons                  $  545                   91.1%
Kirby Station                   $  622                   90.8%
Lakepointe                      $  593                   97.5%
Lakeside                        $  639                   95.9%
Marsh Oaks                      $  608                   98.3%
Napa Valley                     $  591                   90.4%
Park Haywood                    $  569                   88.5%
Park Place                      $  628                   95.7%
Pear Orchard                    $  607                   92.0%
Savannah Creek                  $  657                   93.6%
Shenandoah Ridge                $  505                   94.1%
Somerset Place                  $  533                   94.4%
Southland Station I             $  673                   91.9%
Steeplechase                    $  599                   97.2%
Sutton Place                    $  642                   91.7%
Tiffany Oaks                    $  645                   94.4%
Village, The                    $  606                   90.1%
Westside Creek I                $  672                   87.3%
Williamsburg Village            $  562                   93.2%
Willow Creek                    $  542                   92.3%
                              --------                 -------
TOTAL PROPERTIES                $  619                   92.4%
                              ========                 =======

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

                      MID - AMERICA CAPITAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                             SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                                                                              (Predecessor)
                                                   2001            2000          1999            1998             1997
                                               ------------    ------------   ------------    ------------   --------------
OPERATING DATA:
Total revenues                                 $     41,458    $     41,109   $     39,683    $     38,742   $       30,949
Expenses:
  Property expenses                                  15,185          14,752         14,517          14,207           10,985
  Depreciation and amortization                       9,529           9,360          8,853           8,324            6,389
  General and administrative                          1,717           1,758          1,596           1,515            1,238
  Interest                                            9,073           9,078          9,083           9,162            1,671
  Amortization of deferred financing costs            1,004           1,056            990           1,026              152
                                               -----------------------------------------------------------------------------
  Total expenses                                     36,508          36,004         35,039          34,234           20,435
Loss on disposition of assets                             -              44              -               -                -
                                               -----------------------------------------------------------------------------
Income before extraordinary item                      4,950           5,061          4,644           4,508           10,514
Extraordinary item                                        -               -              -             (86)             (16)
                                               -----------------------------------------------------------------------------
Net income                                     $      4,950    $      5,061   $      4,644    $      4,422   $       10,498
                                               =============================================================================

BALANCE SHEET DATA:
Real estate owned, at cost                     $    245,130    $    241,189   $    238,319    $    233,164   $      227,608
Real estate owned, net                         $    195,090    $    200,677   $    207,157    $    210,855   $      213,623
Total assets                                   $    198,329    $    204,274   $    214,195    $    224,324   $      219,363
Total debt                                     $    142,000    $    142,000   $    142,000    $    142,000   $      140,000
Partners' capital                              $     52,383    $     57,608   $     66,603    $     78,211   $       73,789
OTHER DATA (AT END OF PERIOD):
Number of properties owned                               26              26             26              26               26
Number of apartment units owned                       5,948           5,948          5,948           5,948            5,948

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of financial condition and results of operations are based upon the Partnership's financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Partnership to make a number of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. On an ongoing basis, the Partnership evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. The Partnership believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

The Partnership believes that the estimates and assumptions that are most important to the portrayal of its financial condition and results of operations, in that they require the most subjective judgments, form the basis of accounting policies deemed to be most critical. These critical accounting policies include capitalization of expenditures and depreciation of assets, and impairment of long-lived assets.

CAPITALIZATION OF EXPENDITURES AND DEPRECIATION OF ASSETS

The Partnership carries its real estate assets at their depreciated cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 8 to 40 years for land improvements and buildings, to 5 years for furniture, fixtures, and equipment, all of which are judgmental determinations. Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Partnership accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Partnership periodically evaluates its long-lived assets for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, costs to complete development projects, and legal factors. Future events could occur which would cause the Partnership to conclude that impairment indicators exist and that the Partnership should record an impairment loss.

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the financial statements included in this report.

The Partnership 26 communities consisting of 5,948 total apartment units at December 31, 2001, 2000 and 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE PARTNERSHIP'S YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000

Total revenues increased $349,000 in 2001 mainly due to increased rental revenues. Rental revenues increased due to a 2.8% increase in the average rental rate. This increase was partially offset by a decrease of .8% in average occupancy from 2000 to 2001.

Property operating expenses include costs for personnel, building repairs and maintenance, real estate taxes and insurance, utilities, landscaping and other operating costs. Property operating expenses for 2001 increased by $433,000 due to increases of $244,000 in personnel costs, $376,000 in real estate taxes and insurance, and $58,000 in landscaping. These increases were partially offset by cost reductions of $69,000 in building repairs and maintenance, $129,000 in utilities, and $47,000 in other operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased to $14,703,000 in 2001 from $14,172,000 in 2000, mainly related to changes in operating assets and liabilities.

The Partnership used $3,941,000 in cash for investing activities in 2001. The funds were used for preventive maintenance and recurring capital needs, as well as, improving the "curb appeal" of the properties through landscaping and exterior improvements.

The Partnership used $10,175,000 in financing activities during 2001, all of which was related to payments of excess cash flows to the Limited Partner.

The Partnership believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the Mortgaged Properties).

The following table reflects the Partnership's total contractual cash obligations as of December 31, 2001 (Dollars in 000's):

                                      TOTAL      2002       2003     2004     2005      2006   THEREAFTER
                                    ---------   ------   ---------   -----   -------  ------   ----------
Long Term Debt                      $ 142,000   $   -    $ 142,000   $   -   $     -  $    -   $        -

At December 31, 2001 and 2000, the Partnership did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Partnership does not engage in trading activities involving non-exchange traded contracts. As such, the Partnership is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Partnership does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Partnership or its related parties other than what is disclosed in Item 13 Certain Relationships and Related Transactions.

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

The Partnership adopted the provisions of Statement 141 as of July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001. The Partnership will adopt the provisions of Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but are not limited to, the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures, rehabilitation costs on the apartment communities, and anticipated growth rates of revenues and expenses. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives and plans of the Partnership will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is to changes in interest rates obtainable on the Bonds. The Partnership's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Partnership manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument. The Partnership does not enter into derivative or interest rate transactions for trading purposes. The Bonds outstanding at December 31, 2001 have a fixed interest rate of 6.376% and mature in 2003. The Partnership estimates that as of December 31, 2001, the attainable interest rate on a debt instrument with similar terms was 7.0%. The Partnership does not have any other material market-sensitive financial instruments.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MAALP provides property management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Mortgaged Properties. Management fees incurred by the Partnership under the terms of the agreement with MAALP were approximately $1,655,000, $1,642,000, and $1,587,000 for the years ended 2001, 2000 and 1999, respectively.

MAALP employees at the Mortgaged Properties participate in employee benefit plans sponsored by MAAC.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

1.      Independent Auditors' Report
        Balance Sheets as of December 31, 2001 and 2000
        Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999
        Statements of Partners' Capital for the years ended
            December 31, 2001, 2000 and 1999
        Statement of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999
        Notes to Financial Statements for the years ended
           December 31, 2001, 2000 and 1999

2. Financial Statement Schedule required to be filed by item 8 and Paragraph (d) of this item 14:
        Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2001

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

----------

* Previously filed as exhibits to the Partnership's Registration Statement on Form S-3, filed with the Commission on December 17, 1997 under Commission File No. 333-42441.

(b)    Reports on Form 8-K
         The following reports were filed on Form 8-K by the registrant during the fourth quarter of 2001:
         FORM       EVENTS REPORTED                             DATE OF REPORT
         None.
(c)    Exhibits:
          See Item 14(a)(3) above.
(d)    Financial Statement Schedules:
          See Item 14(a)(2) above.


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MID-AMERICA CAPITAL PARTNERS, L.P.

Date: 3/27/02                           /s/ Simon R.C. Wadsworth
     -----------------------------      ----------------------------------
                                        Simon R.C. Wadsworth
                                        President
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: 3/27/02                           /s/ Simon R.C. Wadsworth
     -----------------------------      ---------------------------------------
                                        Simon R.C. Wadsworth
                                        President
                                        (Principal Executive Officer)

Date: 3/27/02                           /s/ Leslie Wolfgang
     -----------------------------      ---------------------------------------
                                        Leslie Bratten Cantrell Wolfgang
                                        (Principal Financial and Accounting
                                         Officer)

Date: 3/27/02                           /s/ H. Eric Bolton, Jr.
     -----------------------------      ---------------------------------------
                                        H. Eric Bolton, Jr.
                                        Director

Date: 3/27/02                           /s/ Stephen M. Carpenter
     -----------------------------      ----------------------------------------
                                        Stephen M. Carpenter
                                        Director

Date:
     -----------------------------      ----------------------------------------
                                        Howard Eddings, Jr.
                                        Director

                          INDEPENDENT AUDITORS' REPORT

The Partners
Mid-America Capital Partners, L.P.:

We have audited the accompanying balance sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the financial statements we also have audited the financial statement
Schedule III, Real Estate Investments and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of operations and cash flows of the Partnership for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG LLP

Memphis, Tennessee
March 27, 2002

                          PART I. FINANCIAL INFORMATION
                                     ITEM 1.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                             2001                     2000
                                                        -------------             -------------
ASSETS:

REAL ESTATE ASSETS:

    Land                                                $      20,727             $      21,016
    Buildings and improvements                                217,299                   212,941
    Furniture, fixtures and equipment                           6,457                     5,801
    Construction in progress                                      647                     1,431
                                                        -------------             -------------
                                                              245,130                   241,189
    Less accumulated depreciation                             (50,040)                  (40,512)
                                                        -------------             -------------
        REAL ESTATE ASSETS, NET                               195,090                   200,677

    Cash                                                        1,446                       859
    Restricted cash                                                36                        35
    Deferred financing costs, net                               1,197                     2,202
    Other assets                                                  560                       501
                                                        -------------             -------------
        TOTAL ASSETS                                    $     198,329             $     204,274
                                                        =============             =============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Bonds payable                                       $     142,000             $     142,000
    Accounts payable                                               94                       118
    Accrued expenses and other liabilities                      2,494                     2,652
    Due to affiliate                                              545                     1,093
    Security deposits                                             813                       803
                                                        -------------             -------------
        TOTAL LIABILITIES                                     145,946                   146,666
                                                        -------------             -------------

PARTNERS' CAPITAL:
    General Partner                                             2,554                     2,504
    Limited Partner                                            90,312                    85,412
    Due from Limited Partner                                  (40,483)                  (30,308)
                                                        -------------             -------------
        TOTAL PARTNERS' CAPITAL                                52,383                    57,608
                                                        -------------             -------------
        TOTAL LIABILITIES AND PARTNERS' CAPITAL         $     198,329             $     204,274
                                                        =============             =============

                 See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                       2001              2000             1999
                                                                   ------------     -------------     ------------
REVENUES:
   Rental                                                          $     40,880     $      40,652     $     39,260
   Other                                                                    578               457              423
                                                                   ------------     -------------     ------------
   Total revenues                                                        41,458            41,109           39,683

EXPENSES:
   Personnel                                                              4,597             4,353            4,251
   Building repairs and maintenance                                       1,874             1,943            1,964
   Real estate taxes and insurance                                        4,393             4,017            4,044
   Utilities                                                              1,318             1,447            1,516
   Landscaping                                                            1,256             1,198            1,090
   Other operating                                                        1,747             1,794            1,652
   Depreciation and amortization real estate assets                       9,497             9,328            8,825
   Depreciation and amortization non-real estate assets                      32                32               28
   General and administrative                                             1,717             1,758            1,596
   Interest                                                               9,073             9,078            9,083
   Amortization of deferred financing costs                               1,004             1,056              990
                                                                   ------------     -------------     ------------
   Total expenses                                                        36,508            36,004           35,039

Loss on disposition of assets                                                 -                44                -
                                                                   ------------     -------------     ------------
Net income                                                         $      4,950     $       5,061     $      4,644
                                                                   ============     =============     ============

                 See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                 DUE
                                                                                                 FROM             TOTAL
                                                         GENERAL            LIMITED             LIMITED          PARTNERS'
                                                         PARTNER            PARTNER             PARTNER           CAPITAL
                                                      -------------      -------------       ------------      ------------
 Balance December 31, 1998                            $       2,407      $      75,804       $     (8,613)     $     69,598
     Net cash payments to Limited Partner                         -                  -             (7,639)           (7,639)
     Net income                                                  46              4,598                  -             4,644
                                                      -------------      -------------       ------------      ------------
 Balance December 31, 1999                                    2,453             80,402            (16,252)           66,603
     Net cash payments to Limited Partner                         -                  -            (14,056)          (14,056)
     Net income                                                  51              5,010                  -             5,061
                                                      -------------      -------------       ------------      ------------
 Balance December 31, 2000                                    2,504             85,412            (30,308)           57,608
     Net cash payments to Limited Partner                         -                      -        (10,175)          (10,175)
     Net income                                                  50              4,900                  -             4,950
                                                      -------------      -------------       ------------      ------------

 Balance December 31, 2001                            $       2,554      $      90,312       $    (40,483)     $     52,383
                                                      =============      =============       ============      ============

                 See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                         2001          2000          1999
                                                                                      ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    4,950    $    5,061    $    4,644
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                  10,533        10,416         9,843
           Loss on disposition of assets                                                       -            44             -
           Changes in assets and liabilities:
             Restricted cash                                                                  (1)           (1)          372
             Due to/from affiliate                                                          (548)         (406)        1,025
             Other assets                                                                    (59)         (422)          123
             Accounts payable                                                                (24)         (286)          (34)
             Accrued expenses and other liabilities                                         (158)         (243)        1,067
             Security deposits                                                                10             9            88
                                                                                      ----------    ----------    ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                      14,703        14,172        17,128
                                                                                      ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           NET CASH USED IN INVESTING ACTIVITIES - IMPROVEMENTS TO PROPERTIES             (3,941)       (2,924)       (5,155)
                                                                                      ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Bank overdraft                                                                      -             -          (667)
           Distributions to limited partner                                              (10,175)      (14,056)       (7,639)
                                                                                      ----------    ----------    ----------
           NET CASH USED IN FINANCING ACTIVITIES                                         (10,175)      (14,056)       (8,306)
                                                                                      ----------    ----------    ----------
           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              587        (2,808)         3,667
                                                                                      ----------    ----------    ----------
Cash, beginning of year                                                                      859         3,667             -
                                                                                      ----------    ----------    ----------
Cash, end of year                                                                     $    1,446    $      859    $    3,667
                                                                                      ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                        $    9,073    $    9,077    $    9,083
                                                                                      ==========    ==========    ==========


                 See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         DUE TO AFFILIATE

         The Partnership has five properties, Hidden Lake II, High Ridge, Park Place, Southland Station I and Willow Creek that make payments or receive cash from MAAC in a manner similar to that of the Partnership and Limited Partner described above. These payments and receipts are recorded on the balance sheet of the Partnership as a receivable or payable to an affiliate.

         INCOME TAXES

         No provision for federal income taxes has been made in the accompanying financial statements. Each partner is responsible for reporting his share of taxable income or loss from the real estate investments.

         USE OF ESTIMATES

         Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(2)      BRIDGE NOTES AND BONDS PAYABLE

         On November 24, 1997 the Mortgaged Properties were acquired by the Partnership and were pledged to secure a $140 million loan (the "Bridge Notes") received from Morgan Stanley Mortgage Capital Inc. A portion of the proceeds from the Bridge Notes were utilized in connection with the acquisition of certain of the Reorganization Properties, the funding of deferred financing costs, the establishment of replacement reserves with the remainder being distributed to MAALP.

         On March 6, 1998, the Partnership issued $142 million aggregate principal amount of 6.376% Bonds due 2003 (the "Bonds"). The Bonds are secured by a first priority deed of trust, security agreement and assignment of rents and leases in respect of the 26 mortgaged properties, with a net book value of $195.1 million at December 31, 2001. The net proceeds from the sale of the Bonds were applied to the Bridge Notes and utilized to fund costs of the issuance.

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

         The fixed rate Bonds payable had a carrying value at December 31, 2001 and 2000 of $142 million. The Partnership estimates that their fair market value (excluding prepayment penalties) based upon interest rates available for the issuance of debt with similar terms and remaining maturities as of December 31, 2001 was $141 million. These notes are subject to prepayment penalties which would be required to retire these notes prior to maturity.

         The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(4)      RECENT PRONOUNCEMENTS

         On January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Acivities." SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Partnership has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement did not have any impact on the Partnership's financial statements.

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

(7)      RELATED PARTY TRANSACTIONS

         MAALP provides the properties management and other services (including employee benefits) at a 4% management fee and also provides funds for the improvement of the Mortgaged Properties. Management fees incurred by the Partnership under the terms of the agreement with MAALP were approximately $1,655,000, $1,642,000, and $1,587,000 for the years ended 2001, 2000 and 1999, respectively.

         MAALP employees at the Mortgaged Properties participate in employee benefit plans sponsored by MAAC.

(8)      DERIVATIVE FINANCIAL INSTRUMENTS

         The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Partnership has utilized derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

(9)      SEGMENT INFORMATION

         At December 31, 2001, the Partnership owned and operated 26 multifamily apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. The Partnership's chief operating decision maker evaluates the performance of each individual property based on its contribution to net operating income in order to ensure that the individual property continues to meet the Partnership's return criteria and long term investment goals. The Partnership defines each of its multifamily communities as an individual operating segment. It has also determined that all of its communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, which is acquisition, development, and operation of the multifamily communities owned.

         The revenues, net operating income, assets and real estate investment capital expenditures for the aggregated multifamily segment are summarized as follows for the years ended December 31, 2001, 2000 and 1999 (Dollars in 000's):

                                                              2001                2000           1999
                                                           ----------           ---------       ---------
Multifamily rental revenues                                $   41,458              41,109       $  39,683
                                                           ==========           =========       =========
Multifamily net operating income                               26,273              26,357          25,166
Reconciling items to net income:
 Depreciation and amortization                                 (9,529)             (9,360)         (8,853)
 General and administrative expenses                           (1,717)             (1,758)         (1,596)
 Interest expense                                              (9,073)             (9,078)         (9,083)
 Amortization of deferred financing costs                      (1,004)             (1,056)           (990)
 Loss on sale of assets                                             -                 (44)              -
                                                           ----------           ---------       ---------
  Net income                                               $    4,950           $   5,061       $   4,644
                                                           ==========           =========       =========

ASSETS                                                        2001                2000
                                                           ----------           ---------
Multifamily real estate assets                             $  245.130           $ 241,189
Accumulated depreciation- multifamily assets                  (50,040)            (40,512)
                                                           ----------           ---------
                                                              195,090             200,677
Cash and restricted cash                                        1,482                 894
Other assets                                                    1,757               2,703
                                                           ----------           ---------
  Total assets:                                            $  198,329           $ 204,274
                                                           ==========           =========

                                                              2001                2000            1999
                                                           ----------           ---------       ---------
Total expenditures for property additions                  $    3,941           $   2,924       $   5,155
                                                           ==========           =========       =========

(10)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS)

                              FIRST         SECOND            THIRD           FOURTH
  2001                       QUARTER        QUARTER          QUARTER          QUARTER
---------                   ---------      ---------       -----------      -----------
Total revenues              $  10,333      $  10,474       $    10,462      $    10,189
Net income                  $   1,458      $   1,371       $     1,284      $       837

                              FIRST         SECOND            THIRD           FOURTH
  2000                       QUARTER        QUARTER          QUARTER          QUARTER
---------                   ---------      ---------       -----------      -----------
Total revenues              $  10,136      $  10,278       $    10,365      $    10,330
Net income                  $   1,301      $   1,217       $     1,264      $     1,279

                        MID-AMERICA CAPITAL PARTNERS,L.P.

                                 SCHEDULE III

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                     YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

A summary of activity for real estate investments and accumulated depreciation is as follows:

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                                  Schedule III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                December 31, 2001
                             (Dollars in thousands)

                                                                                        COST CAPITALIZED
                                                                                         SUBSEQUENT TO
                                                                  INITIAL COST            ACQUISITION
                                                              ---------------------   --------------------
                                                                           BUILDING              BUILDING
                              METROPOLITAN                                   AND                   AND
PROPERTY NAME                    AREA            ENCUMBRANCES     LAND     FIXTURES   LAND       FIXTURES
-------------             ----------------       ------------     ----     --------   ----       --------
Belmere                   Tampa, FL              $       -(1) $     851    $  7,667   $  1       $    2005
Crosswinds                Jackson, MS                    -(1)     1,535      13,826      -           1,489
Fairways at Royal Oak     Cincinnati, OH                 -(1)       814       7,335      -           1,121
Hermitage at Beechtree    Cary, NC                       -(1)       900       8,099      -           1,060
Hidden Lake II            Union City, GA                 -(1)       621       5,587      -             250
High Ridge                Athens, GA                     -(1)       884       7,958      -             444
Howell Commons            Greenville, SC                 -(1)     1,304      11,740      -             841
Kirby Station             Memphis, TN                    -(1)     1,148      10,337      -           2,692
Lakepointe                Lexington, KY                  -(1)       411       3,699      -             792
Lakeside                  Jacksonville, FL               -(1)     1,142      12,883      -           3,619
Marsh Oaks                Atlantic Beach, FL             -(1)       244       2,829      -             774
Napa Valley               Little Rock, AR                -(1)       960       8,642      -           1,079
Park Haywood              Greenville, SC                 -(1)       325       2,925     35           2,867
Park Place                Spartanburg, SC                -(1)       723       6,504      -           1,005
Pear Orchard              Jackson, MS                    -(1)     1,352      12,168     (1)          1,984
Savannah Creek            Memphis, TN                    -(1)       778       7,013      -             948
Shenandoah Ridge          Augusta, GA                    -(1)       650       5,850      8           2,210
Somerset                  Jackson, MS                    -(1)       477       4,294      -             845
Southland Station I       Warner Robins, GA              -(1)       777       6,992      -             799
Steeplechase              Chattanooga, TN                -(1)       217       1,957      -           1,457
Sutton Place              Memphis, TN                    -(1)       894       8,053      -           1,211
The Village               Lexington, KY                  -(1)       900       8,097      -           1,366
Tiffany Oaks              Altamonte Springs, FL          -(1)     1,024       9,219      -           1,510
Westside Creek I          Little Rock, AR                -(1)       616       5,559      -             702
Williamsburg Village      Jackson, TN                    -(1)       523       4,711      -             740
Willow Creek              Columbus, GA                   -(1)       623       5,523     (9)          1,126
                                                 ---------    ---------   ---------  -----       ---------
TOTAL                                            $ 142,000    $  20,693   $ 189,467  $  34       $  34,936
                                                 =========    =========   =========  =====       =========

                               GROSS AMOUNT
                                CARRIED AT                                                             LIFE USED
                             DECEMBER 31, 2001                                                         TO COMPUTE
                             -----------------                                                        DEPRECIATION
                                       BUILDING                                                        IN LATEST
                                         AND                   ACCUMULATED                              INCOME
PROPERTY NAME               LAND       FIXTURES      TOTAL    DEPRECIATION       NET    CONSTRUCTION   STATEMENT
-------------               ----       --------      -----    ------------       ---    ------------   ---------
Belmere                  $   852     $   9,672   $  10,524    $    (2,559)   $   7,965     1984          5 - 40
Crosswinds                 1,535        15,315      16,850         (3,198)      13,652   1988/1989       5 - 40
Fairways at Royal Oak        814         8,456       9,270         (2,258)       7,012     1988          5 - 40
Hermitage at Beechtree       900         9,159      10,059         (1,473)       8,586     1988          5 - 40
Hidden Lake II               621         5,837       6,458           (881)       5,577     1987          5 - 40
High Ridge                   884         8,402       9,286         (1,267)       8,019     1987          5 - 40
Howell Commons             1,304        12,581      13,885         (2,305)      11,580   1986/1988       5 - 40
Kirby Station              1,148        13,029      14,177         (3,521)      10,656     1978          5 - 40
Lakepointe                   411         4,491       4,902         (1,235)       3,667     1986          5 - 40
Lakeside                   1,142        16,502      17,644         (3,946)      13,698     1985          5 - 40
Marsh Oaks                   244         3,603       3,847           (987)       2,860     1986          5 - 40
Napa Valley                  960         9,721      10,681         (1,881)       8,800     1984          5 - 40
Park Haywood                 360         5,792       6,152         (1,481)       4,671     1983          5 - 40
Park Place                   723         7,509       8,232         (1,194)       7,038     1987          5 - 40
Pear Orchard               1,351        14,152      15,503         (3,909)      11,594     1985          5 - 40
Savannah Creek               778         7,961       8,739         (1,658)       7,081     1989          5 - 40
Shenandoah Ridge             658         8,060       8,718         (2,314)       6,404   1975/1984       5 - 40
Somerset                     477         5,139       5,616         (1,392)       4,224     1981          5 - 40
Southland Station I          777         7,791       8,568         (1,231)       7,337     1987          5 - 40
Steeplechase                 217         3,414       3,631         (1,118)       2,513     1986          5 - 40
Sutton Place                 894         9,264      10,158         (1,962)       8,196     1991          5 - 40
The Village                  900         9,463      10,363         (2,600)       7,763     1985          5 - 40
Tiffany Oaks               1,024        10,729      11,753         (2,054)       9,699     1989          5 - 40
Westside Creek I             616         6,261       6,877         (1,113)       5,764     1984          5 - 40
Williamsburg Village         523         5,451       5,974         (1,440)       4,534     1987          5 - 40
Willow Creek                 614         6,649       7,263         (1,063)       6,200   1968/1978       5 - 40
                        --------     ---------   ---------       --------    ---------
TOTAL                   $ 20,727     $ 224,403   $ 245,130      ($ 50,040)   $ 195,090
                        ========     =========   =========       ========    =========

(1) These 26 communities are encumbered by the $142 million Bonds which mature on March 3, 2003 and have an interest rate of 6.376%.

                      MID - AMERICA CAPITAL PARTNERS, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                             (Dollars in thousands)

                                           2001        2000         1999
                                         ---------   ---------    ---------
Real estate investments:
   Balance at beginning of year          $ 241,189   $ 238,319    $ 233,164
   Improvements                              3,941       2,924        5,155
   Disposals                                     -         (54)           -
                                         ---------   ---------    ---------
   Balance at end of year                $ 245,130   $ 241,189    $ 238,319
                                         =========   =========    =========

Accumulated depreciation:
   Balance at beginning of year          $  40,512   $  31,162    $  22,309
   Depreciation                              9,528       9,360        8,853
   Disposals                                     -         (10)           -
                                         ---------   ---------    ---------
   Balance at end of year                $  50,040   $  40,512    $  31,162
                                         =========   =========    =========

                 See accompanying independent auditor's report.