Form 10-Q
period 2002-03-31
MID AMERICA CAPITAL PARTNERS L P
filed 2002-05-15
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                                    Number of Shares Outstanding
Class                                                        May 14, 2002
                                                                 none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


 Item 1.          Financial Statements

                  Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of March 31, 2002 (Unaudited) and December 31, 2001

                  Statements of Operations of the Partnership for the three months ended March 31, 2002 and 2001 (Unaudited)

                  Statements of Cash Flows of the Partnership for the three months ended March 31, 2002 and 2001 (Unaudited)

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

                          PART I. Financial Information
                                     ITEM 1.

                                 Mid-America Capital Partners, L.P.
                                      (a limited partnership)

                                           Balance Sheets
                          March 31, 2002 (Unaudited) and December 31, 2001
                                       (Dollars in thousands)

                                                                        2002               2001
                                                                      -------------   ---------------
Assets:

Real estate assets:
      Land                                                              $  20,727          $  20,727
      Buildings and improvements                                          217,418            217,299
      Furniture, fixtures and equipment                                     6,551              6,457
      Construction in progress                                                951                647
-----------------------------------------------------------------------------------------------------
                                                                          245,647            245,130
      Less accumulated depreciation                                       (52,514)           (50,040)
-----------------------------------------------------------------------------------------------------
           Real estate assets, net                                        193,133            195,090


      Cash and cash equivalents                                             1,602              1,446
      Restricted cash                                                          36                 36
      Deferred financing costs, net                                           941              1,197
      Other assets                                                            382                560
-----------------------------------------------------------------------------------------------------
         Total assets                                                   $ 196,094          $ 198,329
=====================================================================================================

Liabilities and partners' capital:

Liabilities:
      Bonds payable                                                     $ 142,000          $ 142,000
      Accounts payable                                                         80                 94
      Accrued expenses and other liabilities                                2,328              2,494
      Due to affiliate                                                        477                545
      Security deposits                                                       835                813
-----------------------------------------------------------------------------------------------------
         Total liabilities                                                145,720            145,946

Partners' capital:
      General partner                                                       2,562              2,554
      Limited partner                                                      91,143             90,312
      Due from limited partner                                            (43,331)           (40,483)
-----------------------------------------------------------------------------------------------------
         Total partners' capital                                           50,374             52,383
-----------------------------------------------------------------------------------------------------
         Total liabilities and partners' capital                        $ 196,094          $ 198,329
=====================================================================================================

See accompanying notes to financial statements.

                               Mid-America Capital Partners, L.P.
                                     (a limited partnership)

                                    Statements of Operations
                           Three months ended March 31, 2002 and 2001
                                     (Dollars in thousands)
                                           (Unaudited)
                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            2002          2001
                                                                         -----------  ------------
Revenues:
      Rental                                                                $ 9,910      $ 10,184
      Other                                                                     119           385
--------------------------------------------------------------------------------------------------
      Total revenues                                                         10,029        10,569
--------------------------------------------------------------------------------------------------

Expenses:
      Personnel                                                               1,242         1,118
      Building repairs and maintenance                                          407           431
      Real estate taxes and insurance                                         1,130         1,077
      Utilities                                                                 291           359
      Landscaping                                                               304           306
      Other operating                                                           404           460
      Depreciation and amortization real estate assets                        2,466         2,392
      Depreciation and amortization non-real estate assets                        8             8
      General and administrative                                                413           435
      Interest                                                                2,268         2,268
      Amortization of deferred financing costs                                  257           257
--------------------------------------------------------------------------------------------------
      Total expenses                                                          9,190         9,111
--------------------------------------------------------------------------------------------------

Net income                                                                  $   839      $  1,458
==================================================================================================

          See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                    (a limited partnership)

                                                    Statements of Cash Flows
                                           Three months ended March 31, 2002 and 2001
                                                     (Dollars in thousands)
                                                          (Unaudited)
                                                                                                          2002          2001
                                                                                                      -------------  ------------
Cash flows from operating activities:
    Net income                                                                                             $   839       $ 1,458
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                         2,730         2,657
       Changes in assets and liabilities:
           Other assets                                                                                        178            84
           Accounts payable                                                                                    (14)          (18)
           Accrued expenses and other liabilities                                                             (166)         (204)
           Due to affiliate                                                                                    (68)         (513)
           Security deposits                                                                                    22            10
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                             3,521         3,474
---------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities - improvements to properties                                                (517)         (669)
---------------------------------------------------------------------------------------------------------------------------------
Cash used in financing activities - due from limited partner                                                (2,848)       (2,957)
---------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash equivalents                                                    156          (152)
---------------------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                                    1,446           859
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                        $ 1,602       $   707
=================================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                           $ 2,268       $ 2,268
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Partnership adopted the provisions of Statement 141 as of July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001. The Partnership adopted the provisions of Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

As of the Partnership's adoption on January 1, 2002, the Partnership had no unamortized goodwill which is subject to the transition provisions of Statements 141 and 142.

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

The Partnership adopted Statement 144 for the quarter ending March 31, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Partnership's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

3.       Segment Information

At March 31, 2002, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                                   Three months ended
                                                        March 31,
                                            -------------------------------
                                                 2002            2001
                                            --------------  ---------------
Rental revenues                                   $ 9,910         $ 10,184
Other property revenues                               119              385
                                            --------------  ---------------
    Total revenues                                 10,029           10,569
                                            --------------  ---------------

Property net operating income                       6,251            6,818
Depreciation and amortization                       2,474            2,400
General and administrative expenses                   413              435
Interest expense                                    2,268            2,268
Amortization of deferred financing costs              257              257
                                            --------------  ---------------
  Net income                                      $   839         $  1,458
                                            ==============  ===============

There have been no material changes in segment assets during the period.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at March 31, 2002 and 2001 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $618 at March 31, 2002 from $610 at March 31, 2001. Overall occupancy was 94.0% and 95.7% at March 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

Total revenues for the three months ended March 31, 2002 decreased 5.1% from the three months ended March 31, 2001. This decrease is due to the decline in occupancy from the first quarter of 2001.

Property operating expenses for the three months ended March 31, 2002 increased by .7% as compared to the same period a year ago. Increases in personnel, and real estate taxes and insurance were partially offset by decreases in utilities, building repairs and maintenance and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities increased to $3,521 for the three months ended March 31, 2002 from $3,474 for the three months ended March 31, 2001 mainly related to changes in operating assets and liabilities.

Net cash flow used in investing activities decreased by $152 for the three months ended March 31, 2002 as compared to the same period a year earlier primarily due to decreased capital improvements to the properties.

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


       ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

This information has been omitted as there have been no material changes in the Partnership's market risk as disclosed in the 2001 Annual Report on Form 10-K.

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


                                    MID-AMERICA CAPITAL PARTNERS, L.P.



Date: 5/14/2002                     /s/ Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Financial and Accounting Officer)