Form 10-Q
period 2002-06-30
MID AMERICA CAPITAL PARTNERS L P
filed 2002-08-14
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                                    Number of Shares Outstanding
Class                                                        August 14, 2002
                                                                 none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance   Sheets  of   Mid-America   Capital   Partners,   L.P.   (the
          "Partnership") as of June 30, 2002 (Unaudited) and December 31, 2001

          Statements of Operations of the Partnership for the three and six months ended June 30, 2002 and 2001 (Unaudited)

          Statements of Cash Flows of the Partnership for the six months ended June 30, 2002 and 2001 (Unaudited)

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

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

PART I. Financial Information
ITEM 1.

                                 Mid-America Capital Partners, L.P.
                                      (a limited partnership)

                                           Balance Sheets
                          June 30, 2002 (Unaudited) and December 31, 2001
                                       (Dollars in thousands)
                                                                        2002                2001
                                                                  -----------------    --------------
Assets:

Real estate assets:
      Land                                                              $  20,727          $  20,727
      Buildings and improvements                                          217,994            217,299
      Furniture, fixtures and equipment                                     6,653              6,457
      Construction in progress                                              1,140                647
-----------------------------------------------------------------------------------------------------
                                                                          246,514            245,130
      Less accumulated depreciation                                       (54,962)           (50,040)
-----------------------------------------------------------------------------------------------------
           Real estate assets, net                                        191,552            195,090


      Cash and cash equivalents                                             1,557              1,446
      Restricted cash                                                          37                 36
      Deferred financing costs, net                                           684              1,197
      Other assets                                                            727                560
-----------------------------------------------------------------------------------------------------
         Total assets                                                   $ 194,557          $ 198,329
=====================================================================================================

Liabilities and partners' capital:

Liabilities:
      Bonds payable                                                     $ 142,000          $ 142,000
      Accounts payable                                                        384                 94
      Accrued expenses and other liabilities                                3,259              2,494
      Due to affiliate                                                        468                545
      Security deposits                                                       857                813
-----------------------------------------------------------------------------------------------------
         Total liabilities                                                146,968            145,946

Partners' capital:
      General partner                                                       2,571              2,554
      Limited partner                                                      92,067             90,312
      Due from limited partner                                            (47,049)           (40,483)
-----------------------------------------------------------------------------------------------------
         Total partners' capital                                           47,589             52,383
-----------------------------------------------------------------------------------------------------
         Total liabilities and partners' capital                        $ 194,557          $ 198,329
=====================================================================================================

         See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                     (a limited partnership)

                                                    Statements of Operations
                                        Three and six months ended June 30, 2002 and 2001
                                                     (Dollars in thousands)
                                                           (Unaudited)
                                                                            Three months ended              Six months ended
                                                                                 June 30,                       June 30,
                                                                         ---------------------------   ---------------------------
                                                                            2002           2001           2002            2001
                                                                         ------------   ------------   ------------   ------------
Revenues:
      Rental                                                               $ 10,065      $ 10,320        $ 19,975        $ 20,504
      Other                                                                     119           146             238             531
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                         10,184        10,466          20,213          21,035
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
      Personnel                                                               1,245         1,143           2,487           2,261
      Building repairs and maintenance                                          434           474             841             905
      Real estate taxes and insurance                                         1,162         1,088           2,292           2,164
      Utilities                                                                 294           321             585             680
      Landscaping                                                               311           312             615             619
      Other operating                                                           397           450             801             910
      Depreciation and amortization real estate assets                        2,440         2,363           4,906           4,755
      Depreciation and amortization non-real estate assets                        8             8              16              16
      General and administrative                                                435           425             848             859
      Interest                                                                2,268         2,268           4,537           4,537
      Amortization of deferred financing costs                                  257           243             513             500
----------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                          9,251         9,095          18,441          18,206
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                 $    933      $  1,371        $  1,772        $  2,829
==================================================================================================================================

          See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                    (a limited partnership)

                                                    Statements of Cash Flows
                                            Six months ended June 30, 2002 and 2001
                                                     (Dollars in thousands)
                                                          (Unaudited)
                                                                                                          2002          2001
                                                                                                      -------------  ------------
Cash flows from operating activities:
    Net income                                                                                             $ 1,772       $ 2,829
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                         5,435         5,271
       Changes in assets and liabilities:
           Restricted cash                                                                                      (1)           (1)
           Other assets                                                                                       (167)          360
           Accounts payable                                                                                    290           (34)
           Accrued expenses and other liabilities                                                              765           626
           Due to affiliate                                                                                    (77)         (573)
           Security deposits                                                                                    44            30
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                             8,061         8,508
---------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities - improvements to properties                                              (1,384)       (1,908)
---------------------------------------------------------------------------------------------------------------------------------
Cash used in financing activities - due from limited partner                                                (6,566)       (6,064)
---------------------------------------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                                               111           536
---------------------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                                    1,446           859
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                        $ 1,557       $ 1,395
=================================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                           $ 4,537       $ 4,537
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

2.       Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations (Statement 141), and Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144).

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

Statement 141 will require upon adoption of Statement 142, that the Partnership evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Partnership will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnership will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the Partnership's adoption on January 1, 2002, the Partnership had no unamortized goodwill which is subject to the transition provisions of Statements 141 and 142.

In August 2001, FASB issued Statement No. 144 which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Partnership adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Partnership's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections (Statement 145). The rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after May 15, 2002, with earlier implementation encouraged. The amendment of Statement No. 13, Accounting for Leases affects the accounting by the lessee for certain lease modifications that have economic effects similar to sale-leaseback transactions and Intangible Assets for Motor Carriers removes a no longer relevant standard from the authoritative literature. The rescission of Statement No. 44 and all other provisions of Statement 145 are effective for financial statements issued on or after May 15, 2002. The impact of adopting Statement 145 is not expected to be material.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting Statement 146 is not expected to be material.

3.       Segment Information

At June 30, 2002, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                                   Three months ended               Six months ended
                                                        June 30,                         June 30,
                                            -------------------------------  -------------------------------
                                                 2002            2001             2002             2001
                                            --------------  ---------------  ---------------  --------------
Rental revenues                                  $ 10,065         $ 10,320         $ 19,975        $ 20,504
Other property revenues                               119              146              238             531
                                            --------------  ---------------  ---------------  --------------
    Total revenues                                 10,184           10,466           20,213          21,035
                                            --------------  ---------------  ---------------  --------------

Property net operating income                       6,341            6,678           12,592          13,496
Depreciation and amortization                       2,448            2,371            4,922           4,771
General and administrative expenses                   435              425              848             859
Interest expense                                    2,268            2,268            4,537           4,537
Amortization of deferred financing costs              257              243              513             500
                                            --------------  ---------------  ---------------  --------------
  Net income                                     $    933         $  1,371         $  1,772        $  2,829
                                            ==============  ===============  ===============  ==============

There have been no material changes in segment assets during the period.

PART I.  Financial Information
                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at June 30, 2002 and 2001 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit increased to $618 at June 30, 2002 from $613 at June 30, 2001. Overall occupancy was 95.1% and 95.6% at June 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Total revenues for the three months ended June 30, 2002 decreased 2.7% from the three months ended June 30, 2001. This decrease is due to the decline in occupancy from the first quarter of 2001.

Property operating expenses for the three months ended June 30, 2002 increased by 1.5% as compared to the same period a year ago. Increases in personnel, and real estate taxes and insurance were partially offset by decreases in utilities, building repairs and maintenance and other operating expenses.

COMPARISON OF THE PARTNERSHIP'S SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Total revenues for the six months ended June 30, 2002 decreased 3.9% from the six months ended June 30, 2001. This decrease was due to the decline in occupancy from the first six months of 2001.

Property operating expenses for the six months ended June 30, 2002 increased by 1.1% as compared to the same period a year ago. Increases in personnel, and real estate taxes and insurance were partially offset by decreases in utilities, building repairs and maintenance and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to $8,061 for the six months ended June 30, 2002 from $8,508 for the six months ended June 30, 2001 mainly related to lower net income, and changes in operating assets and liabilities.

Net cash flow used in investing activities decreased by $524 for the six months ended June 30, 2002 as compared to the same period a year earlier due to decreased capital improvements to the properties.

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

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.    Exhibits or Reports on Form 8-K

           (a)      The following exhibits are filed as part of this report.

                        None

           (b)  Reports on Form 8-K

                        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA CAPITAL PARTNERS, L.P.

Date:    August 14, 2002            /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Financial and Accounting Officer)