Form 10-Q
period 2002-09-30
MID AMERICA CAPITAL PARTNERS L P
filed 2002-11-14
CIK 1051531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                                    Number of Shares Outstanding
Class                                                      November 14, 2002
                                                                 none

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Balance Sheets of Mid-America Capital Partners, L.P. (the "Partnership") as of September 30, 2002 (Unaudited) and December 31, 2001

        Statements of Operations of the Partnership for the three and nine months ended September 30, 2002 and 2001 (Unaudited)

        Statements of Cash Flows of the Partnership for the nine months ended September 30, 2002 and 2001 (Unaudited)

        Notes to Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures


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

Item 6. Exhibits and Reports on Form 8-K

        Signatures

PART I. Financial Information
ITEM 1.

                                 Mid-America Capital Partners, L.P.
                                      (a limited partnership)

                                           Balance Sheets
                        September 30, 2002 (Unaudited) and December 31, 2001
                                       (Dollars in thousands)
                                                                           2002               2001
-----------------------------------------------------------------------------------------------------
Assets:

Real estate assets:
      Land                                                              $  20,727          $  20,727
      Buildings and improvements                                          219,109            217,299
      Furniture, fixtures and equipment                                     6,946              6,457
      Construction in progress                                                652                647
-----------------------------------------------------------------------------------------------------
                                                                          247,434            245,130
      Less accumulated depreciation                                       (57,435)           (50,040)
-----------------------------------------------------------------------------------------------------
           Real estate assets, net                                        189,999            195,090


      Cash and cash equivalents                                             2,136              1,446
      Restricted cash                                                          36                 36
      Deferred financing costs, net                                           428              1,197
      Other assets                                                          1,643                560
-----------------------------------------------------------------------------------------------------
         Total assets                                                   $ 194,242          $ 198,329
=====================================================================================================

Liabilities and partners' capital:

Liabilities:
      Bonds payable                                                     $ 142,000          $ 142,000
      Accounts payable                                                         77                 94
      Accrued expenses and other liabilities                                3,913              2,494
      Due to affiliate                                                        255                545
      Security deposits                                                       847                813
-----------------------------------------------------------------------------------------------------
         Total liabilities                                                147,092            145,946

Partners' capital:
      General partner                                                       2,580              2,554
      Limited partner                                                      92,967             90,312
      Due from limited partner                                            (48,397)           (40,483)
-----------------------------------------------------------------------------------------------------
         Total partners' capital                                           47,150             52,383
-----------------------------------------------------------------------------------------------------
         Total liabilities and partners' capital                        $ 194,242          $ 198,329
=====================================================================================================

         See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                     (a limited partnership)

                                                    Statements of Operations
                                     Three and nine months ended September 30, 2002 and 2001
                                                     (Dollars in thousands)
                                                           (Unaudited)
                                                                           Three months ended              Nine months ended
                                                                              September 30,                   September 30,
                                                                        ---------------------------   ----------------------------
                                                                            2002          2001            2002            2001
                                                                        ------------  -------------   -------------  -------------
Revenues:
      Rental                                                               $ 10,274      $ 10,316        $ 30,249        $ 30,820
      Other                                                                     129           146             367             677
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                         10,403        10,462          30,616          31,497
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
      Personnel                                                               1,269         1,163           3,755           3,424
      Building repairs and maintenance                                          482           494           1,323           1,399
      Real estate taxes and insurance                                         1,217         1,142           3,509           3,306
      Utilities                                                                 356           325             941           1,005
      Landscaping                                                               310           310             925             929
      Other operating                                                           424           429           1,226           1,339
      Depreciation and amortization real estate assets                        2,465         2,360           7,371           7,115
      Depreciation and amortization non-real estate assets                        8             8              24              24
      General and administrative                                                436           431           1,284           1,290
      Interest                                                                2,268         2,268           6,805           6,805
      Amortization of deferred financing costs                                  257           248             770             748
----------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                          9,492         9,178          27,933          27,384

Income before loss on disposition                                               911         1,284           2,683           4,113

Loss on disposition                                                              (2)            -              (2)              -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $    909      $  1,284        $  2,681        $  4,113
==================================================================================================================================

          See accompanying notes to financial statements.

                                               Mid-America Capital Partners, L.P.
                                                    (a limited partnership)

                                                    Statements of Cash Flows
                                         Nine months ended September 30, 2002 and 2001
                                                     (Dollars in thousands)
                                                          (Unaudited)
                                                                                                          2002          2001
                                                                                                      -------------  ------------
Cash flows from operating activities:
    Net income                                                                                             $ 2,681       $ 4,113
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                         8,165         7,887
       Changes in assets and liabilities:
           Restricted cash                                                                                       -            (1)
           Other assets                                                                                     (1,083)         (276)
           Accounts payable                                                                                    (17)           31
           Accrued expenses and other liabilities                                                            1,418           759
           Due to affiliate                                                                                   (290)         (655)
           Security deposits                                                                                    34            19
---------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                            10,908        11,877
---------------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities - improvements to properties                                              (2,304)       (3,094)
---------------------------------------------------------------------------------------------------------------------------------
Cash used in financing activities - due from limited partner                                                (7,914)       (8,254)
---------------------------------------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                                               690           529
---------------------------------------------------------------------------------------------------------------------------------
Cash, beginning of period                                                                                    1,446           859
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                        $ 2,136       $ 1,388
=================================================================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                                                                           $ 6,805       $ 6,805
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                       MID-AMERICA CAPITAL PARTNERS, L.P.
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual financial statements of Mid-America Capital Partners, L.P. (the "Partnership"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

2.       Segment Information

At September 30, 2002, the Partnership owned and operated 26 apartment communities from which it derives all significant sources of earnings and operating cash flows. The Partnership's operational structure is organized on a decentralized basis, with individual property managers having overall responsibility and authority regarding the operations of their respective properties. Each property manager individually monitors local and area trends in rental rates, occupancy percentages, and operating costs. Property managers are given the on-site responsibility and discretion to react to such trends in the best interest of the Partnership. Management evaluates the performance of each individual property based on its contribution of revenues and net operating income ("NOI"), which is composed of property revenues less all operating costs including insurance and real estate taxes. The Partnership's reportable segments are its individual properties because each is managed separately and requires different operating strategy and expertise based on the geographic location, community structure and quality, population mix, and numerous other factors unique to each community.

The revenues and profits for the aggregated communities are summarized as follows (Dollars in thousands):

                                                    Three months ended               Nine months ended
                                                       September 30,                   September 30,
                                            -------------------------------  -------------------------------
                                                 2002            2001             2002             2001
                                            --------------  ---------------  ---------------  --------------
Rental revenues                                  $ 10,274         $ 10,316         $ 30,249        $ 30,820
Other property revenues                               129              146              367             677
                                            --------------  ---------------  ---------------  --------------
    Total revenues                                 10,403           10,462           30,616          31,497
                                            --------------  ---------------  ---------------  --------------

Property net operating income                       6,345            6,599           18,937          20,095
Depreciation and amortization                       2,473            2,368            7,395           7,139
General and administrative expenses                   436              431            1,284           1,290
Interest expense                                    2,268            2,268            6,805           6,805
Amortization of deferred financing costs              257              248              770             748
Loss on disposition                                    (2)               -               (2)              -
                                            --------------  ---------------  ---------------  --------------
  Net income                                     $    909         $  1,284         $  2,681        $  4,113
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

Impairment of Long-Lived Assets

The Partnership accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Partnership periodically evaluates its long-lived assets, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, costs to complete development projects, and legal factors. Future events could occur which would cause the Partnership to conclude that impairment indicators exist and that the Partnership should record an impairment loss.

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Partnership for the three and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the financial statements included in this report. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The total number of apartment units owned at September 30, 2002 and 2001 was 5,948 in 26 apartment communities. Average monthly rental per apartment unit was $617 at September 30, 2002 and 2001. Overall occupancy was 94.4% and 95.2% at September 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS (Dollars in 000's)

COMPARISON OF THE PARTNERSHIP'S THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the three months ended September 30, 2002 decreased .6% from the three months ended September 30, 2001. This decrease is due to the decline in occupancy from the third quarter of 2001.

Property operating expenses for the three months ended September 30, 2002 increased by 5.0% as compared to the same period a year ago. Increases in personnel, real estate taxes and insurance, and utilities were partially offset by decreases in building repairs and maintenance and other operating expenses.

COMPARISON OF THE PARTNERSHIP'S NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the nine months ended September 30, 2002 decreased 2.8% from the nine months ended September 30, 2001. This decrease was due to the decline in occupancy from the first nine months of 2001.

Property operating expenses for the nine months ended September 30, 2002 increased by 2.4% as compared to the same period a year ago. Increases in personnel, and real estate taxes and insurance were partially offset by decreases in utilities, building repairs and maintenance, landscaping and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities decreased to $10,908 for the nine months ended September 30, 2002 from $11,877 for the nine months ended September 30, 2001 mainly related to lower net income.

Net cash flow used in investing activities decreased by $790 for the nine months ended September 30, 2002 as compared to the same period a year earlier due to decreased capital improvements to the properties.

Net cash used in financing activities decreased during the period due to intercompany cash payments to the limited partner.

The Partnership believes that cash provided by operations is adequate and anticipates that it will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at the communities).

The Partnership's $142 million of debt matures in March 2003. Mid-America Apartment Communities, Inc. ("MAAC") expects to fund the refinancing of this debt by debt issued under MAAC's secured credit facility with Prudential Mortgage Capital, credit enhanced by Fannie Mae.

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


                         ITEM 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including its general partner's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership's management, including its general partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership that is required to be included in the Partnership's Exchange Act filings.


CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Partnership's internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was completed.

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

          Exhibit No
             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-AMERICA CAPITAL PARTNERS, L.P.

Date:    November 14, 2002          /s/Simon R.C. Wadsworth
                                    Simon R.C. Wadsworth
                                    President and Director
                                    (Principal Financial and Accounting Officer)

                      Chief Executive Officer Certification

I, H. Eric Bolton, Jr., certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Mid-America Capital Partners, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                          /s/H. Eric Bolton, Jr.
                                                 H. Eric Bolton, Jr.
                                                 Chief Executive Officer

                      Chief Financial Officer Certification

I, Simon R.C. Wadsworth, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Mid-America Capital Partners, L.P.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                           /s/Simon R.C. Wadsworth
                                                  Simon R.C. Wadsworth
                                                  Chief Financial Officer